Form 10QSB
period 1996-02-29
JUNGLE STREET INC
filed 1996-05-24
CIK 1004932

          U. S. Securities and Exchange Commission
                   Washington, D. C.  20549


                           FORM 10-QSB


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from             to
                                       -----------    -----------

                   Commission File No.  0-27390


                         JUNGLE STREET, INC.
          (Name of Small Business Issuer in its Charter)





       UTAH                                       87-0368236
       ----                                       ----------
   (State or Other Jurisdiction of                   (I.R.S.
   incorporation or organization)              Employer I.D. No.)



                1787 East Fort Union Blvd., #106
                   Salt Lake City, Utah  84121
                   ---------------------------
            (Address of Principal Executive Offices)

           Issuer's Telephone Number:  (801) 942-7722


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X     No                       (2)  Yes   X    No
         ----     ----                            ----      ----

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                     Not applicable.


           APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                       May 24, 1996

              Common Voting Stock - 1,697,420


               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
- - ------------------------------

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                       JUNGLE STREET, INC.
                          BALANCE SHEETS
           February 29, 1996 and August 31, 1995



                                  02/29/96         08/31/95
                                [Unaudited]
ASSETS

     Assets                       $        0         $       0

TOTAL ASSETS                      $        0         $       0

LIABILITIES & EQUITY

LIABILITIES

     Current Liabilities
          Accounts Payable        $        0         $       0
          Loans from stockholders      8,068             1,000
          Income taxes payable           100               100
     Total Current Liabilities         8,168             1,100


TOTAL LIABILITIES                      8,168             1,100

EQUITY
          Common Stock                 1,697             1,697
          Paid-in Capital            228,757           228,757
          Accumulated Deficit       (238,622)         (231,554)
TOTAL EQUITY                          (8,168)           (1,100)

TOTAL LIABILITIES & EQUITY        $        0         $       0


NOTE TO FINANCIAL STATEMENTS:
Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The August 31, 1995 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                       JUNGLE STREET, INC.
                   STATEMENTS OF OPERATIONS
       For the Three-Month and Six-Month Periods Ended
            February 29, 1996 and February 28, 1995


            Three Months   Three Months   Six Months  Six Months
            Ended          Ended          Ended       Ended
            02/29/96       02/28/95       02/29/96    02/28/95
            [Unaudited]    [Unaudited]    [Unaudited] [Unaudited]

REVENUE
     Income $      0       $       0      $      0    $      0
NET REVENUE        0               0             0           0

OPERATING
EXPENSES
     Office
     Expenses     35               0           190           0
     Professional
       Fees    2,748               0         6,878           0

TOTAL
OPERATING
EXPENSES       2,783               0         7,068           0


NET INCOME/
(LOSS)      $ (2,783)       $      0      $ (7,068)   $      0


NET LOSS
PER SHARE   $   0.00        $   0.00      $   0.00    $   0.00

WEIGHTED
AVERAGE
NUMBER
OF SHARES
OUTSTAND-
ING        1,697,420         500,300     1,697,420     500,300


                       JUNGLE STREET, INC.
                    STATEMENTS OF CASH FLOWS

For the Three-Month and Six-Month Periods Ended February 29, 1996
and February 28, 1995

            Three Months   Three Months   Six Months   Six Months
            Ended          Ended          Ended        Ended
            02/29/96       02/28/95       02/29/96     02/28/95
            [Unaudited]    [Unaudited]    [Unaudited] [Unaudited]
Cash Flows
Used For
Operating
Activities
  Net Loss      $(2,783)   $     0        $(7,068)    $     0
  Adjustments
  to reconcile
  net loss to
  net cash
  used in
  operating
  activities:
    Decrease in
    accounts
    payable        (710)         0              0           0
    Increase/
    (Decrease)
    in franchise
    taxes
    payable           0          0              0           0
      Net Cash
      Used For
      Operating
      Activit-
      ies        (3,493)         0         (7,068)          0

Cash Flows
Provided by
Financing
Activities
  Loans from
  stock-
  holders         3,493          0          7,068           0
      Net Cash
      Provided by
      Financing
      Activ-
      ities       3,493          0          7,068           0

      Net Increase
      In Cash         0          0              0          0

      Beginning
      Cash
      Balance         0          0              0          0

      Ending Cash
      Balance     $   0     $    0           $  0       $  0

Supplemental
Disclosure of Cash
Flow Information
    Cash paid for
    interest      $   0     $    0           $  0       $  0
    Cash paid
    for
    income
    taxes         $   0     $    0           $  0       $  0


Item 2.  Management's Discussion and Analysis or Plan of
Operation.
- - ----------

Plan of Operation.
- - ------------------

     The Company has not engaged in any material operations in the last fiscal year or the period ending February 29, 1996. The
Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
- - ----------------------

     The Company discontinued its operations in approximately August, 1994. During the quarterly period ended February 29, 1996, the Company received no revenue. Expenses during this period totalled $2,783; the Company sustained a net loss during this period of $2,783.


                  PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- - ---------------------------

     None; not applicable.

Item 2.  Changes in Securities.
- - -------------------------------

     None; not applicable.

Item 3.  Defaults Upon Senior Securities.
- - -----------------------------------------

     None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.  Other Information.
- - ---------------------------

     None; not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
- - ------------------------------------------

     (a)  Exhibits.*

                                                       Sequential
Exhibit                                                   Page
Number        Description*                               Number
- - ------        ------------                               ------

  27          Financial Data Schedule                      12

     (b)     Reports on Form 8-K.

              None.

      *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         JUNGLE STREET, INC.



Date: 5-23-96                            By /s/
                                           ---------------------
                                           Don C. Morrison,
                                           Director and President



Date: 5-23-96                            By /s/
                                           ----------------------
                                           Jason Kershaw,
                                           Director and Vice
                                           President



Date: 5-23-96                            By /s/
                                           ----------------------
                                           Yolanda Oyler,
                                           Director and
                                           Secretary/Treasurer