Form 10QSB
period 1996-05-31
JUNGLE STREET INC
filed 1996-07-11
CIK 1004932

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 29, 1996

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to
                                          --------  ---------

                     Commission File No.  0-27390

                        JUNGLE STREET, INC.
           (Name of Small Business Issuer in its Charter)


     UTAH                                    87-0368236
     ----                                    ----------
(State or Other Jurisdiction of                (I.R.S.
incorporated or organization)             Employer I.D. No.)

               1787 East Fort Union Blvd., #106
                  Salt Lake City, Utah 84121
                  --------------------------
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

(1) Yes  X          No                  (2)  Yes  X    No
       ----           ----                       ----    -----

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                           Not applicable.

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                           July 2, 1996

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

                         JUNGLE STREET, INC.
                           BALANCE SHEETS
                  May 31, 1996 and August 31, 1995

                                    05/31/96      08/31/95
                                  [Unaudited]
ASSETS

     Assets                        $         0    $         0

TOTAL ASSETS                       $         0    $         0

LIABILITIES & EQUITY

LIABILITIES

     Current Liabilities
          Accounts Payable         $         0    $         0
          Loans from Stockholders        9,814          1,000
          Income taxes payable             100            100
     Total Current Liabilities           9,914          1,100

TOTAL LIABILITIES                        9,914          1,100

EQUITY
          Common Stock                   1,697          1,697
          Paid-in Capital              228,757        228,757
          Accumulated Deficit         (240,368)      (231,554)
TOTAL EQUITY                            (9,914)        (1,100)

TOTAL LIABILITIES & EQUITY         $         0    $         0


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

                           JUNGLE STREET, INC.
                        STATEMENTS OF OPERATIONS
             For the Three-Month and Nine-Month Periods Ended
                          May 31, 1996 and 1995

               Three Months   Three Months   Nine Months    Nine Months
               Ended          Ended          Ended          Ended
               05/31/96       05/31/95       05/31/96       05/31/95
               [Unaudited]    [Unaudited]    [Unaudited]    [Unaudited]


REVENUE
     Income    $     0        $     0        $     0   $     0
NET REVENUE          0              0              0         0

OPERATING
EXPENSES
     office
     expenses        0              0            190         0
     Professional
       Fees      1,746          6,247          8,624     6,247

TOTAL
OPERATING
EXPENSES         1,746          6,247          8,814     6,247

NET INCOME/
(LOSS)         $(1,746)       $(6,247)       $(8,814)  $(6,247)

NET LOSS
PER SHARE      $  0.01        $  0.01        $  0.01   $  0.01

WEIGHTED
AVERAGE
NUMBER
OF SHARES
OUTSTAND-
ING          1,697,420        699,820      1,697,420   899,340


                          JUNGLE STREET, INC.
                       STATEMENTS OF CASH FLOWS
                   For the Nine-Month periods Ended
                        May 31, 1996 and 1995

                                   Nine Months    Nine Months
                                   Ended          Ended
                                   05/31/96       05/31/95
                                   [Unaudited]    [Unaudited]
Cash Flows Used for Operating
Activities
     Net Loss                      $(8,814)       $(6,247)
     Adjustment to reconcile net
     loss to net cash used in
     operating activities:
          Decrease in accounts
          payable                        0         (1,000)
          Issuance of common stock
          for services                   0          6,147
          Increase/(Decrease) in
          franchise taxes payable        0            100
               Net Cash Used for
               Operating Activities (8,814)        (1,000)

Cash Flows Provided by Financing
Activities
     Loans from stockholders       $ 8,814        $ 1,000
          Net Cash Provided by
          Financing Activities       8,814          1,000
          Net Increase in Cash           0              0
          Beginning Cash Balance         0              0
          Ending Cash Balance            0              0

Supplemental Disclosure of Cash
Flow Information
     Cash paid for interest        $     0        $     0
     Cash paid for income taxes          0              0


Item 2.  Management's Discussion and Analysis or Plan of Operation.
- ----------

Plan of Operation.
- ------------------

     The Company has not engaged in any material operations in the last fiscal year or the period ending May 31,1996. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

Results of Operations.
- ----------------------

     The Company discontinued its operations in approximately August, 1994. During the quarterly period ended May 31, 1996, the Company received no revenue. Expenses during this period totalled $1,746; the Company sustained a net loss during this period of $1,746.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------

     None; not applicable.

Item 2.  Changes in Securities.
- -------------------------------

     None; not applicable.

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

     None; not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report, whether through the solicitation of proxies or otherwise.

Item 5.  Other Information.
- --------------------------
     None. Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a)  Exhibits.*


Exhibit
Number         Description*
- ------         ------------

  27           Financial Data Schedule

  (b)          Reports on Form 8-K.

               None.

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JUNGLE STREET, INC.


Date:  7/9/96                              By /s/
                                             ----------------------
                                             Don C. Morrison
                                             Director and President


Date:  7/9/96                              By /s/
                                             ----------------------
                                             Jason Kershaw,
                                             Director and Vice
                                             President


Date:  7/9/96                              By /s/
                                             ----------------------
                                             Yolanda Oyler,
                                             Director and
                                             Secretary/Treasurer