Form 10QSB
period 1996-09-30
JUNGLE STREET INC
filed 1996-11-14
CIK 1004932

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to __________________

                       Commission File Number 0-27390

                            JUNGLE STREET, INC.
     (Exact name of small business issuer as specified in its charter)

              Utah                                   87-0368236
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                215 Yakima St., Wenatchee, Washington 98801
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (509) 664-9004


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 11, 1996, 14,640,745 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No  [X]

                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 1996

         Consolidated Statements of Income - First Quarters
            Ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flow - First Quarters
            Ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements

                             JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.
                          Condensed Balance Sheet
                                (Unaudited)

                                                          September 30, 1996
                                                          ------------------
ASSETS

Cash and cash equivalents                                    $  247,900
Accounts receivable, net                                        133,915
Note Receivable                                                       0
Inventory                                                        33,399
Prepaid Expenses                                                 30,162
Deferred Expenses                                                72,682
Note Receivable                                                  18,500
Current Portion of LT Notes Receivable                           58,525
                                                             ----------

           Total Current Assets                                 595,083

Net Property and equipment                                     $687,508
Other assets                                                    298,350

           Total Assets                                      $1,580,940

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable                                               $709,975
Accrued Liabilities                                             146,058
Unearned Fees                                                   159,178
Short Term Notes                                                620,000
Current Portion of LT Debt                                      106,358
                                                             ----------

           Total Current Liabilities                         $1,741,569

Long Term Debt                                                  290,263
Other Liabilities                                                     0
Stockholders' equity                                           (450,892)

           Total Liabilities and Stockholders' Equity        $1,580,940

              See accompanying notes to financial statements.

                             JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.
                     Condensed Statements of Operations
                                (Unaudited)



                                                     Three months ended
                                                       September 30,
                                                   1996             1995
                                               ------------      -----------
Revenues                                       $    715,687      $   222,895
Cost of sales                                  $    386,880      $   186,711
                                               ------------      -----------
Gross profit                                        328,807           36,184
Selling, general and administrative expenses        526,306          140,203
                                               ------------      -----------
         Net loss from operations                  (197,662)        (120,730)
Other income                                         19,662              495
                                               ------------      -----------
Net loss                                       $   (197,004)     $   (84,358)
                                               ------------      -----------
Loss per share                                        (0.03)           (0.17)
Weighted Average Number of Shares Outstanding     6,215,098          500,300






              See accompanying notes to financial statements.

                             JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.
                          Statements of Cash Flows
       For the Three Month Periods ended September 30, 1996 and 1995
                                (Unaudited)


                                                                    Three months ended
                                                                       September 30,
                                                                    1996         1995
                                                                 (Unaudited)  (Unaudited)
                                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(197,004)   $ (84,358)
   Adjustment to reconcile net loss to net cash
   used in operating activities:
         Depreciation                                               40,098
         (Increase) decrease in receivables                       (116,268)      25,532
         Increase in operating payables                            201,889       34,937
                                                                 ---------    ---------
                   Net cash used for operating activities          (71,285)     (23,889)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                          (201,921)     (21,822)
   Purchase of leasehold improvements                                 (358)
   Payment of deposit on equipment                                  (3,707)
   Payments received on short-term notes receivable                  1,500
   New long term loans receivable                                  (96,500)
   Payments received on long-term notes receivable                     961
                                                                 ---------    ---------
                   Net cash used for investing activities         (300,025)     (21,822)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on short-term notes                              (309,229)
   Borrowings on short-term notes                                  846,066
   Payments on long-term debt & capital lease obligations          (32,547)
   Borrowings on long-term debt & capital lease obligations        105,484
   Issuance of common stock                                                      53,269
                                                                 ---------    ---------
                   Net cash provided by financing activities       609,774       48,336
NET CHANGE IN CASH                                                   2,625      238,464
CASH BALANCE - BEGINNING OF QUARTER                                  9,435       11,436
CASH BALANCE - END OF QUARTER                                    $ 247,899    $  14,061


                              See accompanying notes to financial statements


NON-CASH FINANCING ACTIVITIES
   Issuance of common stock as payment on short-term debt                     $      45
   Issuance of additional paid in capital as payment on
         short-term debt                                                         44,955
                                                                              ---------
                   Total non-cash activities                                  $  45,000


              See accompanying notes to financial statements.


                            JUNGLE STREET, INC.
           including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.
                     Statement of Stockholders' Deficit
                             September 30, 1996



                                            Common        Common      Additional       Stock        Accumulated     Stockholders'
                                            Shares        Stock         Paid-in       Held in         Deficit          Deficit
                                                                        Capital        Trust

Balance, June 30, 1996                       1,697,420    $ 1,697       $ 376,057     $(70,000)      $ (606,642)    $ (298,888)
Issuance of shares in conjunction with
the merger with Televar Northwest,
Inc. at the rate of five shares of Jungle
Street, Inc. stock for one share of         11,818,325     11,818         (11,818)                                           0
Televar Northwest, Inc. stock
Issued shares in exchange for services       1,125,000      1,125          (1,125)                                           0
Issued shares for retirement of debt            45,000         45          44,995                                       45,000
Net loss for the period ended
September 30, 1996                                                                                     (197,004)      (197,004)
Balance, September 30, 1996                 14,640,745    $14,685       $ 408,069     $(70,000)      $ (803,646)    $ (450,892)


Note 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Although a Statement of Stockholders' Equity is not required for interim reporting, it has been included herewith to show the effect of the merger described in note 2.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30 1996, and 1995, which have been provided in their entirety in the Company's Form 10-KSB. The results of operations for the three-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 - MERGER WITH TELEVAR NORTHWEST, INC.

     On August 29, 1996 Jungle Street, Inc. merged with Televar Northwest, Inc., a Washington corporation. The merger was accomplished by a merger of a wholly-owned subsidiary of Jungle Street with Televar Northwest, Inc. Because Jungle Street's assets, liabilities and operations are nominal, these financial statements include the activity of both Televar Northwest, Inc. and Jungle Street, Inc., retroactively restated to the beginning of the period covered herein. The Televar capital stock that was converted into Jungle Street common stock in the merger was converted based on a five-for-one conversion ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Form 10-KSB for the year ended June 30, 1996. The Company's actual results may differ materially from the results projected in the forward-looking statements.

Overview

     On August 30, 1996, Jungle Street effected a merger between a wholly-owned subsidiary formed for the purpose of the merger and Televar Northwest, Inc. ("Televar"), a Washington corporation principally engaged in the business of Internet access and long distance telecommunications services (the "Merger"). The shareholders of Televar received 11,593,325 shares of common stock of Jungle Street in the Merger, resulting in the shareholders of Televar owning an aggregate of 83% of the 13,968,625 shares of Jungle Street common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly-owned subsidiary of Jungle Street. The Televar capital stock that was converted into Jungle Street common stock was converted based on a five-for-one conversion ratio, which was determined pursuant to arms-length negotiations between Jungle Street and the management of Televar. In connection with the Merger, Jungle Street also issued an aggregate of 1,125,000 shares of common stock (approximately 8% of the outstanding common stock on a post-merger basis) to certain consultants as compensation for services rendered to Jungle Street prior to the Merger.

     Prior to the Merger, Jungle Street was inactive and had only nominal assets and liabilities. The financial statements included in this report include the activity of both Televar and Jungle Street retroactively restated to the beginning of the periods covered by the financial statements.

Results of Operations

     Revenues for the three months ended September 30, 1996, were $716,000. Of these revenues, approximately 67% represented Internet access and VAR fee revenues and approximately 33% represented long distance services. Revenues for the three months ended September 30, 1995 were $223,000. The growth in revenues from 1995 to 1996 was due primarily to a significant increase in Internet access service and VAR fee revenues due to the growth of the Company's Internet customer base.

     Costs of sales for the three months ended September 30, 1996 were $387,000 compared with costs of sales for the three months ended September 30, 1995 of $187,000. Costs of sales consists primarily of software license fees and network operating costs, including leased line and local access charges. Costs of sales decreased as a percentage of revenues from 88% in 1995 to 54% in 1996 primarily due to period-to-period timing differences only.

     Sales, general and administrative costs consist primarily of salaries and expenses of sales, marketing, administrative and accounting personnel costs and marketing expenses. Sales, general and administrative costs were $526,000 for the three months ended September 30, 1996 compared to $140,000 for the three months ended September 30, 1995. The increase in expenses during the 1996 period resulted primarily from increased personnel and increased sales and marketing efforts. The Company expects its sales and marketing expenses to continue to increase in future periods.

     Other income was $20,000 for the three months ended September 30, 1995 and $500 for the three months ended September 30, 1996. In the three month period ended September 30, 1995, other income was comprised primarily of income received as a result of a settlement of a dispute with one of the Company's suppliers. The period-to-period decrease in other income was due to the lump sum payment of the settlement in the 1995 period.

Liquidity

     At September 30, 1996, the Company's total current assets were $595,000 and its total current liabilities were $1,741,000 for a net working capital deficit of $1,146,000.

     The Company has satisfied its cash requirements through a combination of cash flow from operations, sales of equity securities and borrowings from banks and other third parties. On September 25, 1996 the Company entered into a loan agreement with a lender for $500,000 in "bridge" financing. The loan bears interest at 18% per annum and is secured by all assets, tangible and intangible, including trade secrets, either now owned or hereafter acquired, of the Company. Personal guaranties of the obligations of the Company under the bridge loan were provided by the Company's Chief Executive Officer and President. The Company is obligated under the loan to make interest payments of $7,500 on each of November 1 and December 1, 1996 and January 1, 1997. The entire principal balance, together with all outstanding accrued interest is due and payable on or before the earlier of: 1) January 1, 1997 or 2) the closing of an offering of common stock and/or warrants in an amount greater than $2,000,000. However, the Company may, at its option, extend the due date up to April 1, 1997, if the Company is not in default under any of the terms or conditions of the agreement, and the Company pays, in addition to interest due, an extension fee of 1%, 1.5%, and 2% of the then outstanding balance, respectively, on or before January 1, 1997, February 1, 1997, March 1, 1997.

     The Company currently is in default with respect to payments due to a third party under a $20,000 promissory note that the Company issued in April 1996. All principal and interest under the note was due in October 1996. The note is convertible at the option of the holder into common stock of the Company at $2.50 per share.

     The Company currently does not have a line of credit in place with a commercial lender.

     The Company expects that the proceeds from recent offerings and borrowings, together with cash from operations, will be sufficient to fund budgeted operations for the immediate future only. The Company expects to require additional financing in order to fund its operating plan and budget and is currently in discussions with several potential equity financing sources. There is no assurance, however, that these discussions will result in additional equity capital on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected.

Item 5. Other Information

      On November 16, 1994, the Company entered into an agreement with Association Communications, Inc. ("ACI"), a tariffed long distance reseller based in Seattle, Washington, pursuant to which the Company was granted the right to serve as exclusive distributor of ACI's long distance services in Eastern Washington. On September 11, 1996, ACI notified the Company that ACI was terminating the agreement in accordance with its terms, effective November 16, 1996. ACI has offered to negotiate a new long distance distribution agreement with the Company. The Company currently is negotiating with several other long distance carriers in order to continue marketing long distance telecommunications services.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   JUNGLE STREET, INC.



Date:  November 14, 1996           /s/ Mark D. Hamilton
                                   --------------------------------------------
                                   Mark D. Hamilton, President and Principal
                                   Financial and Accounting Officer

                               EXHIBIT INDEX



Exhibit                                                           Sequential
Number    Description                                                Page

27        Financial Data Schedule