Form 10KSB
period 1996-09-30
JUNGLE STREET INC
filed 1996-11-15
CIK 1004932

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                       Commission file number 0-27390

                            JUNGLE STREET, INC.
               (Name of small business issuer in its charter)

 Utah                                                       87-0368236
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                             215 Yakima Street
                        Wenatchee, Washington 98801
                               (509) 664-9004
       (Address and telephone number of principal executive offices)


       Securities registered under Section 12(b) of the Exchange Act:
       --------------------------------------------------------------

                                    None

       Securities registered under Section 12(g) of the Exchange Act:
       --------------------------------------------------------------

                       Common Stock, $.001 par value
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:  $1,697,000.

State the aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq Electronic Bulletin Board, as of October 11, 1996: approximately $5,088,359.

State the number of shares outstanding of the issuer's Common Stock, as of October 11, 1996: 14,640,745

Transitional small business disclosure format:  Yes      No  X
                                                    ---     ---

                             TABLE OF CONTENTS
                             -----------------

Item of Form 10-KSB                                                         Page
-------------------                                                         ----

PART I

Item 1 -  Description of Business..........................................   2

Item 2 -  Description of Property..........................................  14

Item 3 -  Legal Proceedings................................................  14

Item 4 -  Submission of Matters to a Vote of Security Holders..............  14

PART II

Item 5 -  Market for the Registrant's Common Stock
          and Related Shareholder Matters..................................  15

Item 6 -  Management's Discussion and Analysis of
          Financial Condition and Results of  Operations...................  16

Item 7 -  Financial Statements.............................................  19

Item 8 -  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................  43

PART III

Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................  44

Item 10 - Executive Compensation...........................................  46

Item 11 - Security Ownership of Certain Beneficial
          Owners and Management............................................  50

Item 12 - Certain Relationships and Related
          Transactions.....................................................  52

Item 13 - Exhibits and Reports on Form 8-K.................................  53

SIGNATURES.................................................................  55

EXHIBIT INDEX..............................................................  56

                                   PART I


PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in this report in Item 1 - "Description of Business" and in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - "Considerations Related to the Company's Business."

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Jungle Street, Inc. ("Jungle Street") provides Internet access and long distance telecommunications services through its wholly-owned subsidiary, Televar Northwest, Inc. ("Televar"). Unless the context indicates otherwise, Jungle Street and Televar are collectively referred to herein as the "Company."

     The Company is a provider of Internet and other integrated telecommunications services for individuals and businesses. The Company's strategy is to establish strong market share positions in rural markets through a network of value added resellers and to gain market share in urban markets by entering into distribution relationships with computer retail chains and through strategic acquisitions of local and regional Internet service providers. The Company offers subscribers a complete Internet access solution comprised of front-end software integrated with high quality access service and customer support, and employs a telecommunications network that provides subscribers with direct, high-speed access to the full range of Internet applications and resources, including e-mail, World Wide Web browsing, File Transfer Protocol, Telenet and Usenet. By offering competitive local service, content and support, the Company believes it can create strong brand loyalty in the service areas in which it operates.

     In addition to providing Internet access services, the Company also provides long distance voice and data telecommunications services to businesses under an agreement with Association Communications, Inc., a tariffed long distance reseller based in Seattle, Washington. Under the agreement, the Company offers both switched and dedicated service at competitive rates and personalized customer service to businesses located throughout Washington.

     The Company in its current form is the result of an August 1996 merger between a wholly-owned subsidiary of Jungle Street and Televar (the "Merger"). Prior to the Merger, Jungle Street had no active business and had nominal assets and liabilities. Pursuant to the terms of the merger, Televar's shareholders received approximately 83% of the 13,968,625 shares of the common stock of Jungle Street outstanding on the effective date of the Merger in exchange for all of the outstanding shares of Televar's Common Stock. On the effective date of the Merger, the officers and directors of Televar became the officers and directors of the Company and Jungle Street's existing officers and directors resigned. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Overview."

     Televar was incorporated in Washington in 1984 as Apple Valley Telephone, Incorporated. From 1984 until February 1995, Televar was primarily in the business of providing telephone interconnection products and services. In February 1995, Televar discontinued that business and since that time has focused principally on providing Internet access and long distance telephone services. Jungle Street was incorporated in Utah in 1980 to pursue real estate investment opportunities. Jungle Street purchased two real estate parcels in Park City, Utah, which it sold at losses in 1993 and 1994. Jungle Street was essentially inactive from August 1994 until December 1995 when it filed a registration statement to register its common stock under Section 12(g) of the Exchange Act.

     The Company's headquarters are located at 215 Yakima Street,
Wenatchee, WA 98801.

CONSIDERATIONS RELATED TO THE COMPANY'S BUSINESS

     The following factors should be considered in evaluating the Company's business and operations:

     LIMITED OPERATING HISTORY; OPERATING LOSSES. The Company has had a limited operating history in the Internet access and long distance services industries. Although the Company has experienced recent growth in revenues, it experienced net losses of $367,000 and $106,000, respectively, in each of the fiscal years ended June 30, 1996 and June 30, 1995. The Company's current focus is on developing its Internet subscriber base. Notwithstanding cost-saving measures that the Company has implemented, it expects for the foreseeable future to continue to incur net losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operation." There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

     NEED FOR ADDITIONAL CAPITAL. The success of the Company will depend in significant part on its ability to raise additional equity and/or debt financing to fund existing obligations, to provide working capital, and to finance operations and potential acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's current working capital sources are insufficient to fund its near-term operations. There is no assurance that the Company will be able to raise additional capital on favorable terms or, if it raises such additional capital, that such financing will be sufficient to permit the Company to operate profitably.

     NEW AND UNCERTAIN MARKET. The market for Internet access services and related products is in an early stage of growth. Because this market is relatively new and because current and future competitors are likely to continue to introduce competing Internet connectivity and/or on-line services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. See " - Internet Industry Background." If demand for Internet services fails to grow or grows more slowly than anticipated, or the market becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected.

     DEPENDENCE ON NETWORK INFRASTRUCTURE. The future success of the Company's business will depend upon the capacity, reliability and security of its network infrastructure. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increases, and to meet changing customer requirements. The expansion and adaption of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all, or that the Company will be able to deploy successfully the contemplated network expansion. Any failure of the Company to expand its network infrastructure on a timely basis or to adapt into changing customer requirements or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION. The market for Internet access services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company's competitors include other local access providers as well as many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company, including (1) national and regional commercial Internet service providers, such as NETCOM On-Line Communication Services, Inc., PSINet and UUNET Technologies, Inc.;
(2) established on-line services that offer Internet access, such as America Online, Inc. ("AOL"), CompuServe Incorporated, Prodigy Services Company, Genie, and Delphi Internet Services; (3) computer hardware and software and other technology companies, such as IBM and Microsoft Corp. ("Microsoft"); (4) national long distance carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint"); (5) regional telephone companies; (6) cable operators, such as Tele-Communications, Inc.; and (7) nonprofit or educational Internet service providers. In addition, the Company believes that new competitors, including large computer hardware and software, media and telecommunications companies will enter the Internet access market, resulting in even greater competition for the Company. See " Competition."

     Increased competition in the Internet services industry could result in significant price competition, which in turn could result in substantial pressure on the Company to reduce the price of its services. In addition, competition could result in increased selling and marketing expenses and related subscriber acquisition costs, which could adversely affect the Company's future profitability. There can be no assurance that the Company will be able to offset the effects of any such price reductions or increase in operating costs by expanding its subscription base or by generating higher revenue from enhanced services, reducing its overhead expenses or otherwise. Increased competition could erode the Company's market share and adversely affect the Company's business and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in the Internet connectivity market.

     The long distance telecommunications industry also is intensely competitive and is significantly affected by the introduction of new services and the market activities of major industry participants. Competition in the long distance industry is primarily based upon pricing, customer service, network quality and value-added services. The Company competes with AT&T, MCI, Sprint, and other national and regional long distance carriers. Most of the Company's competitors have greater name recognition, more extensive transmission networks and greater engineering and marketing capabilities than the Company and have, or have access to, substantially greater financial and personnel resources than those available to the Company. See " - Competition." The ability of the Company to compete effectively in the telecommunications industry will depend upon its continued ability to provide high quality, market-driven services at competitive prices. There can be no assurance that the Company will be able to compete successfully with existing or future long distance telecommunications services providers.

     DEPENDENCE ON THIRD-PARTY TELECOMMUNICATIONS SERVICES. The Company relies on third-party suppliers for its Internet feed to the Internet "backbone," for data communications capacity via leased lines, and for other telecommunications services. The Company's Internet feed currently is provided by a DS-3 feed supplied by Sprint, and the Company's leased lines currently are provided by Northwest Microwave, Sprint, GTE, US West, and other local exchange carriers. The Company also is highly dependent upon suppliers from which the Company purchases network equipment required to enhance and extend its existing network. If any of the Company's suppliers are unable or unwilling to provide or expand their current levels of service to the Company in the future, the Company's operations could be materially and adversely affected. Although leased telecommunications lines are available from several alternative suppliers, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion.

     DEPENDENCE ON VALUE ADDED RESELLERS. The Company currently derives a significant percentage of its operating revenue from the grant of exclusive sales territories to value added resellers ("VARs") pursuant to exclusive sales agency agreements. Under these agreements, the Company grants VARs exclusive rights to sell the Company's dial-up Internet access service within specified territories, generally defined as the applicable local exchange area, in return for the payment to the Company of a fixed fee. See " - The Televar Solution." This fee is intended to cover the costs of extending Internet services into the new market. The failure by the Company to continue expanding its service area by entering into relationships with new VARs could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently markets and distributes its Internet services primarily through its VAR network. The Company is highly dependent on continuing relationships with its VARs to acquire new customer accounts, promote its service, and provide customer support. See " - Sales and Marketing." Failure of the VARs to perform their obligations to the Company could have a material adverse effect on the Company's business, financial condition, and results of operation.

     TECHNOLOGICAL CHANGE AND NEW SERVICES. The Internet services and telecommunications industries have been characterized by rapidly changing technology, frequent new product and service introductions, and evolving industry standards and customer expectations. The Company believes that its future success will depend on its ability to anticipate such changes and to offer on a timely basis services that meet these evolving industry standards and customer requirements. There can be no assurance that the Company can successfully anticipate such changes and develop and bring new services to market in a timely manner, or that services or technology developed by others will not render the Company's services and technology noncompetitive or obsolete.

     CUSTOMER ATTRITION. A level of customer attrition is inherent in both the Internet services and telecommunications services businesses. The annual attrition rate (defined by the Company as the average number of customers from whom revenues have terminated or been terminated as a result of non-payment or dropped to zero usage, expressed as a percentage of the total number of customers) in the fiscal year ended June 30, 1996, was approximately 12% in the Company's Internet services business and approximately 6% in its long distance services business. Although the Company will attempt to reduce its future attrition rate in its Internet business, there can be no assurance that this level will not be sustained or increase.

     DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent on the technical and management skills of its key employees and its ability to identify, hire and retain additional personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel.

     GOVERNMENT REGULATION. The Company is not currently subject to regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet connectivity and telecommunications industries, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from regional telephone companies or other entities, could have an adverse effect on the Company's business and results of operation. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

     EFFECTIVE CONTROL BY OFFICERS AND DIRECTORS. As of October 11, 1996, the Company's officers and directors beneficially own, in the aggregate, approximately 78% of the Company's outstanding Common Stock. See "Security Ownership of Certain Beneficial Owners and Management." Because the Company's Articles of Incorporation do not authorize cumulative voting in the election of directors, the Company's officers and directors are, and in the foreseeable future will continue to be, in a position to control the Company by being able to elect the Company's Board of Directors. Moreover, the officers and directors possess the voting power to approve or disapprove of other matters requiring approval by the shareholders of the Company, including significant corporate transactions. Such effective control over the Company could have the effect of causing or delaying, deferring, dissuading or preventing a change of control of the Company and a corresponding increase in the share value of its Common Stock.

     ABSENCE OF DIVIDENDS. The Company has not paid or declared any cash dividends with respect to the Common Stock and has no present intention of doing so in the foreseeable future. The Company currently anticipates that it will retain all available funds to finance its business activities.

INTERNET INDUSTRY BACKGROUND

     The Internet is a global collection of thousands of computer networks cooperating to enable commercial organizations, educational institutions, government agencies, and individuals to communicate electronically, access and share information and conduct business. Use of the Internet has grown rapidly since its commercialization in the early 1990s. Factors contributing to the growth of the Internet include the emergence of a preferred and dominant internetworking protocol standard; increasing penetration of computers and modems into households and businesses; the development of informational, entertainment and commercial applications and resources of the Internet and the growing awareness of such resources; the proliferation of Internet service providers ("ISPs") and commercial on-line services; and the increasing availability of user-friendly navigational and utility tools that permit easy access to the Internet's resources.

     In addition to e-mail, file transfer, bulletin board, and other on-line services, some of the most exciting commercial developments on the Internet are occurring on the World Wide Web (the "Web"). The Web is a browsing and searching system that enables users to access thousands of computer servers located worldwide on which reside text and graphic media, referred to as "home pages." Each home page is linked by a special communications protocol called hypertext markup language ("html"). The html protocol allows Internet users to view and access text, graphics, video and audio resident on a home page or to connect instantaneously to related and linked information on the same server or other home pages. By simplifying navigation around the Web, software products known as "browsers," such as Netscape Navigator, Mosaic, NetCruiser and Microsoft's Internet Explorer, have helped contribute to the rapid growth of the Web. The popularity of the Web as a commercial medium is due to its ability to facilitate global sharing of information and resources, as well as its potential to provide an efficient channel for advertising, marketing, and direct sales and distribution of certain goods and information services.

     With the growth and increasing commercialization of the Internet, a large number of companies have emerged to provide Internet access and related services and products. ISPs vary widely in geographic coverage, customer focus, and levels of Internet access provided to subscribers. Providers may concentrate on certain types of subscribers, such as businesses or individuals, which differ substantially in the type of service and support required. Providers also may differ according to whether they provide direct or non-direct access to the Internet. Direct access through Internet protocols such as Serial Line Interface Protocol ("SLIP") or Point-to-Point Protocol ("PPP") enable users to establish direct connections to other computers on the Internet, including Web sites or other users. A number of the major commercial on-line service providers currently offer non-direct access to the Internet which requires users to access the Internet through a host computer controlled by the service provider. Under this architecture, users frequently are dependent on the service provider to determine which Internet applications are available to them. Other regional and national ISPs generally offer direct Internet access to customers, which enables users to access the full range of Internet resources.

THE TELEVAR SOLUTION

     The Company provides a complete Internet access solution by providing subscribers with Netscape Navigator browser software integrated with direct access service and local customer support. The Company provides a direct connection to the Internet through SLIP or PPP protocols, giving users access to the full spectrum of Internet information, entertainment and commercial resources, including e-mail, Web sites, USENET news groups and database information (including graphics, data and public domain software).

     The Company maintains a high speed, distributed client server network that allows subscribers in the Company's coverage areas to access its network through a local telephone call. In addition, the Company's leased-line private network enables the Company to charge subscribers flat monthly fees without per hour use surcharges. The Company's network is designed to be scalable in order to support expansion of both the subscription base and data traffic volume.

     The Company currently provides local access to the Internet in 28 local calling areas encompassing approximately 90 communities in Washington and Idaho.

THE TELEVAR STRATEGY

     The Company's objective is to become a leading provider of Internet access and telecommunications services by establishing early positions in under-served markets as a reliable, high speed and competitively priced access provider. The Company intends to build its subscription base in rural markets where competition among ISPs is less intense by aggressively marketing its Internet services through a direct sales force and a network of value-added resellers ("VARs") consisting of computer dealers, networking and consulting firms and telephone interconnect companies, and to increase its subscription base in larger, urban markets through large-scale computer retail chains, strategic combinations or alliances with or acquisitions of regional and local ISPs.

     The Company believes that four features of its Internet access services distinguish it from its competitors: (1) reliable, high speed service; (2) flat rate pricing, regardless of usage volume; (3) user-friendly access software; and (4) superior customer service and support by local, trained professionals.

     RELIABLE, HIGH SPEED SERVICE. In contrast to many of its competitors, the Company uses a distributed client server network to provide its Internet access services. Currently, AOL and CompuServe, as well as most regional and local providers, use a host-centric technology. The Company's configuration allows distribution of the network with greater flexibility and recovery in the event of system outages.

     For dial-up service, the Company's system is designed to operate at speeds up to 33.6 kbps, compared with speeds of between 9.6 and 28.8 kbps among major commercial on-line services and many regional and local ISPs. For the Company's subscribers, this translates into connect and Internet navigation times two to three times faster than these competitors. Even among those competitors that operate at 28.8 kbps, the Company offers its subscribers a 20% speed advantage in those locations where a 33.6 kbps connection can be made. The Company's Sprintlink DS-3 provides significant bandwidth, further distinguishing the Company's service from that of many of its competitors.

     PRICING. Unlike some on-line services that access the telephone network on a rated basis and pass on this hourly rate to their customers, the Company's leased-line private network enables the Company to charge customers a flat monthly fee, without hourly surcharges. The Company believes that its investment in its own network will translate into a competitive advantage over on-line service providers that base their pricing on a subscriber's volume of use. In addition, with local access in the communities that it serves, the Company's subscribers can dial a local number free of any long distance charges to gain access to the Internet through the Company's network and equipment.

     USER-FRIENDLY ACCESS SOFTWARE. In December 1995, the Company became the first ISP in the Pacific Northwest to obtain a license to distribute Netscape Navigator on a retail basis bundled with its own Internet access services. Unlike the retail version of Netscape Navigator, the version licensed to the Company is customized for use on the Company's own network and comes with a "point and click" installation utility that installs the software and automatically detects and configures the modem. The Company currently offers Netscape Navigator at no charge to its annual subscribers and at a sliding discount to its other subscribers. The Company has developed its own packaging and installation instructions for use in the retail environment.

     Microsoft Corporation recently offered to license Microsoft Explorer to the Company for distribution to the Company's subscribers. The Company intends to license Microsoft Explorer and to distribute that software to a portion of its subscriber base at no charge in order to provide an alternative to Netscape Navigator.

     CUSTOMER SERVICE AND SUPPORT. One of the key components of the Company's strategy is to provide superior customer service and support, using both its in-house technical support staff and its network of VARs. The Company provides a toll-free customer support line 12 hours a day, six days a week. In addition, the VARs provide both face-to-face and telephonic support in their local communities.

     The Company is in the process of developing and/or acquiring a comprehensive information system (IS) that would include billing and accounting, network management, and customer service functions. Among other features, the IS is expected to allow the Company to monitor subscribers' use of the system and enable customer service personnel to be proactive in responding to customer needs. In addition, the IS is expected to include data sharing capability for storing and indexing information about common problems encountered by subscribers, thereby permitting customer service personnel to retrieve predeveloped solutions on-line in response to support requests from subscribers. In addition to providing common responses to common problems, the knowledge-based system should decrease the time necessary to train new customer service representatives.

SALES AND MARKETING

     The Company seeks to attract and retain Internet access customers by emphasizing reliable, high speed service, competitive pricing, user-friendly access software; and superior customer service and support. An important element of the Company's sales and marketing strategy has been the development of VARs as its primary distribution channel. In exchange for a fixed fee payable to the Company, VARs agree to market the Company's Internet access services in their localities and are entitled to a commission of approximately 25% on access revenues generated over the terms of their agreements with the Company.

     VARs also provide training and support to subscribers under their agreements with the Company. The financial incentives provided by the Company are designed to motivate the VARs to promote the Company's services through advertising, in-store consulting and seminar programs. The Company also has a co-op advertising program that matches VAR contributions up to a maximum of $1,000 per month. In addition, the Company plans to develop a comprehensive marketing plan for its VAR program that would promote the VARs' products and services together with the Company's services. The Company believes that the VAR program will enable it to benefit from the name recognition, customer relationships, and general goodwill its distributors possess in their local markets.

     The Company's marketing program seeks to create and enhance brand awareness, elicit new subscriptions and retain existing subscribers. Historically, the Company's marketing efforts have focused on targeted radio promotion, advertising in trade journals and special interest publications, direct mailings of promotional materials, and participation at trade shows and seminars. Based on the limited availability of resources and the continued growth of the Company's subscription base, media advertising has been limited. The Company's direct sales staff handles inquiries from prospective customers and follows up on leads generated by the VARs, promotion programs, trade shows and other sources.

LONG DISTANCE TELECOMMUNICATIONS SERVICE

     In addition to Internet access, the Company also provides long distance voice and data telecommunications service under an agreement with Association Communications, Inc. ("ACI"), a tariffed long distance reseller based in Seattle, Washington. Pursuant to this agreement, which grants Televar the right to serve as exclusive distributor of ACI's long distance services in Eastern Washington, the Company offers both switched and dedicated service at competitive rates and provides personalized customer service to businesses located throughout Washington. This service is generally sold on a monthly basis to small and medium sized businesses with monthly long distance usage of between $400 and $4,500.

     The Company offers both switched and dedicated service to its customers. In switched service, the customer's call is routed through the local telephone company's switch to ACI's switch in Seattle, and from there to the ultimate destination point through a major carrier's transmission network. For dedicated service, the Company installs a transmission line from the customer's premises to the Company's own switch, from which the call is routed across a leased digital T-1 lines to ACI's switch in Seattle, bypassing the local telephone company's central office. From there, the call is routed onto a major carrier's transmission network to the ultimate destination point.

     Unlike most commissioned sales organizations, the Company contracts to supply telecommunications services directly with its customers. Accordingly, although the Company currently receives commissions equal to a percentage of the customer's monthly billing, the Company can migrate its customers to a true resale environment when the volume of traffic justifies such a transition. In the resale environment, as the Company's call traffic increases it will be able to negotiate more favorable pricing from the major carriers, thus contributing to profitability and future growth through channels of distribution that will supplement its direct sales force. The Company currently is exploring the option of becoming a true reseller.

     The Company's long distance service has a number of distinguishing features that compare favorably to the competition. First, the Company believes that it offers some of the lowest long distance rates in the region. Second, the Company charges a flat rate calculated monthly based upon the actual usage volume for both its switched and dedicated service. The Company believes that business customers prefer a predictable flat rate over complicated discount programs and that the Company's pricing structure represents an important marketing advantage. Third, the Company offers a variety of billing formats and services tailored to meet the needs of business users. For example, the Company offers a "Billing on Disk" program for larger volume customers that desire detailed bill analysis. Under this program, the Company will provide customers with their bills on a computer disk so that the data may be manipulated by the customer to generate a variety of statistical reports. In addition, a customer service representative delivers the first monthly billing to each new customer to ensure that the customer has received the correct billing format and understands the information provided on the bill.

     The Company began marketing its long distance service in November 1994. The Company currently has 85 customers with aggregate monthly billing volume averaging $78,000 during the last fiscal year.

     The Company emphasizes its competitively priced, high quality service and superior customer support in marketing its long distance service. The Company does not engage in advertising directly to end users of long distance services, although the Company distributes printed marketing materials to prospective users on a selected basis. Instead, the Company relies on its sales personnel to market the Company's telecommunications services through direct contact with potential customers. The Company believes that, because of the extensive promotional efforts of AT&T, MCI, and Sprint, traditional media-based forms of promotion are ineffective marketing tools for smaller long-distance telecommunications providers like the Company. Consequently, the Company focuses on making one-on-one personal contact with the decision-makers at potential customers.

COMPETITION

     The Internet services business is highly competitive and there are no substantial barriers to entry, except access to capital to finance network equipment. Currently, the Company competes with a number of national and regional Internet service providers such as NETCOM and UUNET, as well as with smaller regional and local providers. Competition in the long distance industry, which also is intense, is primarily based upon pricing, customer service, network quality, and value-added services. The Company competes with AT&T, MCI, Sprint, and other national and regional long distance carriers.

     A number of large organizations, including large communications carriers such as AT&T, Cable & Wireless, MCI, Sprint and the regional Bell operating companies, are offering or have announced plans to offer Internet or on-line services. The Company also faces significant competition from the on-line services industry. Major on-line competitors presently include AOL, CompuServe, Delphi, Genie, Prodigy, and the Microsoft Network. The Company believes that additional new competitors, which may include computer software and services, telephone, media, publishing, cable television and other companies, are likely to enter the on-line services market.

     The ability of some of the Company's competitors to bundle Internet access services with other popular products and services could give those competitors an advantage over the Company. For example, Microsoft Network offers access to the Internet as a standard integrated feature of its Windows 95 operating system.

     Most of the Company's competitors possess financial resources significantly greater than those of the Company and, accordingly, could initiate and support prolonged price competition to gain market share. For example, the communications carriers could significantly undercut the Company's pricing for dial-up and other services due to their existing investment in telecommunications infrastructure. If significant price competition were to develop, the Company likely would be forced to lower its prices, possibly for protracted period, which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability. In addition, the Company believes that the Internet access and on-line services business is likely to encounter consolidation in the near future, which could result in increased price and other competition in the industry and consequently have an adverse impact on the Company's business, financial condition and results of operations.

     The Company believes that the primary competitive factors for the provision of Internet services are price, technical expertise and quality of services, ease of use, variety of value-added services, reliability, customer support, experience of the supplier and geographic coverage. The Company's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services. Other factors that will affect the Company's success in this market include the Company's continued ability to attract additional experienced marketing, sales and management talent, and the expansion of worldwide support, training and field service capabilities.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its network technology, although the Company believes that its success is more dependent upon its technical expertise and service orientation than its proprietary rights. The Company relies on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its technology. The Company's policy is to require employees and consultants and, when obtainable, suppliers to execute confidentiality agreements upon the commencement of their relationships with the Company. These agreements provide that confidential information developed or made known during the course of a relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

EMPLOYEES

     The Company currently has 27 full time employees, including eight employees in customer service, five in sales and marketing, six in network operations, and eight in management and administrative functions. The Company also employs 11 individuals on a part-time basis, 10 of whom work in customer service. The Company believes that its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases a 3,800 square foot facility in Wenatchee, Washington, for use as its headquarters office and operations center. This facility, which previously was used as a telephone operator services center for Pacific Northwest Bell, is located near a GTE central office. Because of its prior use, the building has significant conduit running between it and the central office. Accordingly, the Company has been able to connect its telephone and Internet equipment inexpensively via T-1 lines with the GTE central office for the Company's Internet and long distance voice and data communications services. Although the Company plans to retain this facility as its operations center and believes that this space is adequate to meet its near-term requirements, the Company may move its administrative, sales, and management personnel to another location at some future date.

ITEM 3. LEGAL PROCEEDINGS

     The Company is currently in a dispute with a former landlord over claims by the landlord that the Company is liable for lease payments under a lease agreement relating to premises which the Company vacated prior to the expiration of the lease term. The Company has accrued a provision of $40,000 in its accounts payable to cover any contingent liability associated with the dispute. The Company contends that the landlord failed to work with willing and able successor tenants and failed to use reasonable efforts to mitigate damages. The Company intends to vigorously contest and defend the landlord's claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SHAREHOLDER MATTERS.

     Until February 13, 1996, there was no public market for the Company's Common Stock. Since that date, the Common Stock has been listed on the Nasdaq Electronic Bulletin Board under the symbol "JUNS".

     The following table shows the range of high and low bids for the Common Stock as reported by Nasdaq for each period in the fiscal years shown below.


     PERIOD                                               High       Low
     ------                                              -------    ------
     1996
     Third Quarter (from February 13, 1996)............. No Quotes Entered
     Fourth Quarter..................................... No Quotes Entered
     1997
     First Quarter...................................... $1.8125    $0.625
     Second Quarter (through November 8, 1996).......... $2.125     $0.875

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of October 11, 1996, there were 448 holders of record of 14,640,745 shares of Common Stock.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On August 30, 1996, Jungle Street effected a merger between a wholly-owned subsidiary formed for the purpose of the merger and Televar (the "Merger"). The shareholders of Televar received 11,593,325 shares of common stock of Jungle Street in the Merger, resulting in the shareholders of Televar owning an aggregate of 83% of the 13,968,625 shares of Jungle Street common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly-owned subsidiary of Jungle Street. The Televar capital stock that was converted into Jungle Street common stock was converted based on a five-for-one conversion ratio, which was determined pursuant to arms-length negotiations between Jungle Street and the management of Televar. In connection with the Merger, Jungle Street also issued an aggregate of 1,125,000 shares of common stock (approximately 8% of the outstanding common stock on a post-merger basis) to certain consultants as compensation for services rendered to Jungle Street prior to the Merger.

     Prior to the Merger, Jungle Street was inactive and had only nominal assets and liabilities. See "Description of Business - Overview. The financial statements included in this report include the activity of both Televar and Jungle Street retroactively restated to the beginning of the periods covered by the financial statements.

RESULTS OF OPERATIONS

     Revenues for the year ended June 30, 1996 were derived principally from the Internet access and long distance service business. In the year ended June 30, 1995, the Company received a significant percentage of its revenues from telephone equipment sales. Those revenues ceased, however, in February 1995 when the Company sold the assets of its telephone interconnect business to a third party and discontinued that business. The Company received approximately $225,000 in gross proceeds from the sale of the interconnect business, of which $100,000 was paid in cash and approximately $125,000 represented assumption of liabilities by the buyer.

     Revenues for the year ended June 30, 1996, were $1,697,000. Of these revenues, approximately 59% represented Internet access and VAR fee revenues, approximately 38% represented long distance services, and approximately 3% represented cellular services. Revenues for the year ended June 30, 1995 were $798,500. The growth in revenues from 1995 to 1996 was due primarily to a significant increase in Internet access service and VAR fee revenues. The growth of the Company's Internet customer base resulted primarily from an increase in the Company's marketing efforts. Revenues in fiscal 1995 included a high level of telephone equipment sales and service (approximately 55%), which is not recurring. The balance of the revenues in 1995 represented Internet access and long distance service revenues.

     Costs of sales for the year ended June 30, 1996 were $1,454,000 compared with costs of sales for the year ended June 30, 1995 of $639,000. Costs of sales consists primarily of software license fees and network operating costs, including leased line and local access charges. Costs of sales increased as a percentage of revenues from 80% in 1995 to 86% in 1996 due primarily to the expansion of the Company's network, including the installation of additional lines in advance of anticipated growth in the Company's subscription base.

     Sales, general and administrative costs consist primarily of personnel costs and marketing expenses. Sales, general and administrative costs were $579,000 for the year ended June 30, 1996 compared to $139,000 for the year ended June 30, 1995. The increase in expenses during the 1996 period resulted primarily from addition of personnel and increased sales and marketing efforts. The Company expects its sales and marketing expenses to continue to increase in future periods.

     Other income is comprised primarily of income received as a result of the settlement of a dispute with one of the Company's suppliers and rental income from a sub-lease of previously occupied office space. Other income was $22,000 for the year ended June 30, 1996 and $12,000 for the year ended June 30, 1995. The Company incurred interest expense of $54,000 in the year ended June 30, 1996 compared to $12,000 in the prior year. The period-to-period increase in interest expense was due to an increased level of borrowings in 1996. Although the Company expects to continue experiencing operating cash shortfalls for the foreseeable future, the Company does not expect to continue to increase its level of borrowings. The Company's objective is to secure additional equity capital to fund operating cash flow shortfalls. See "- Liquidity."

LIQUIDITY

     At June 30, 1996, the Company's total current assets were $213,000 and its total current liabilities were $1,022,000 for a net working capital deficit of $809,000.

     The Company has met its cash requirements through a combination of cash flow from operations, sales of equity securities and borrowings from banks and other third parties. During the year ended June 30, 1996, the Company generated net proceeds of $30,000 from private sales of common stock. During the year ended June 30, 1996, the Company borrowed approximately $560,000 from third parties at annual interest rates ranging from 8.25% to 18%. The Company made repayments during the year of approximately $100,000 under these loan arrangements. In certain cases, the Company issued common stock in exchange for forgiveness of indebtedness and in consideration of services rendered to the Company.

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

     The proceeds from recent offerings and borrowings, together with cash from operations, are insufficient to fund budgeted operations for the near term. The Company will require additional financing in order to fund its operating plan and budget and is in discussions with several potential equity financing sources. There is no assurance, however, that these discussions will result in additional equity capital on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected. See Note 17 of Notes to Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

                       INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditor's Report.............................................  20
Balance Sheet, June 30, 1996.............................................  21
Statements of Operations for the Years Ended June 30, 1995
  and June 30, 1996......................................................  23
Statements of Stockholders' Deficit for the Years Ended
  June 30, 1995 and June 30, 1996........................................  24
Statements of Cash Flows for the Years Ended June 30, 1995
  and June 30, 1996......................................................  26
Notes to Financial Statements............................................  28

To the Board of Directors
Jungle Street, Inc.
Wenatchee, Washington

We have audited the balance sheet of Jungle Street, Inc., including the accounts of its wholly-owned subsidiary, Televar Northwest, Inc., as of June 30, 1996 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1996 and June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jungle Street, Inc., including the accounts of its wholly-owned subsidiary Televar Northwest, Inc., as of June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 and June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Jungle Street, Inc., and its wholly-owned subsidiary Televar Northwest, Inc., will continue as a going concern. As discussed in note 17 to the financial statements, the Company has accumulated losses, negative working capital, and a net capital deficit as of June 30, 1996, which raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in note
17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                MANTYLA, MCREYNOLDS & ASSOCIATES
                --------------------------------
                Mantyla, McReynolds & Associates

Salt Lake City, Utah
October 24, 1996

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                               BALANCE SHEET
                               JUNE 30, 1996


                                   ASSETS

Current Assets
--------------
   Cash                                                            $     9,435
   Accounts receivable, net of allowance for
     doubtful accounts of $38,462                                       98,132
   Employee advances                                                       667
   Prepaid insurance                                                     4,275
   Deferred expenses - Note 6                                           50,816
   Note receivable - Note 7                                             20,000
   Current portion long-term notes receivable
      - Note 7                                                          29,234
                                                                   -----------

      Total Current Assets                                             212,559


Property and Equipment - Note 5
----------------------
   Equipment and furniture                                             441,098
   Equipment under capital lease                                        83,877
   Vehicles                                                             61,031
   Leasehold improvements                                               12,014
   Less: accumulated depreciation                                      (72,693)
                                                                   -----------

      Net Property and Equipment                                       525,327


Other Assets
------------
   Goodwill - Note 8                                                   125,405
   Deposits                                                             21,224
   Notes receivable - Note 7                                           111,000
   Less: current portion of notes receivable                           (29,234)
                                                                   -----------

      Total Other Assets                                                28,395
                                                                   -----------

   TOTAL ASSETS                                                    $   966,281
                                                                   ===========

               See accompanying notes to financial statements

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY-OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                               BALANCE SHEET
                               JUNE 30, 1996

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
-------------------
   Accounts payable                                                        $  600,305
   Payroll taxes payable                                                       41,117
   Wages payable                                                               26,608
   Commissions payable                                                          4,125
   Unearned fees - Note 6                                                     137,341
   Interest payable                                                             3,825
   Notes payable - short-term - Note 9, 10                                    132,435
   Current portion of long-term liabilities - Note 11                          75,813
                                                                           ----------

      Total Current Liabilities
                                                                            1,021,569

Long-Term Liabilities
   Notes payable - Note 11                                                    255,166
   Capital leases payable - Note 12                                            64,247
   Less: current portion of long-term liabilities                             (75,813)
                                                                           ----------

      Total Long-Term Liabilities                                             243,600
                                                                           ----------

   Total Liabilities                                                        1,265,169

Stockholders' Deficit
   Common stock - 50,000,000 shares authorized, $0.001 par,
    1,697,420 shares issued and outstanding - Notes 1,4,10,16,19                1,697
   Additional paid-in capital                                                 376,057
   Stock held in trust - Note 1                                               (70,000)
   Accumulated deficit                                                       (606,642)
                                                                           ----------

      Total Stockholders' Deficit                                            (298,888)

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  966,281
                                                                           ==========


               See accompanying notes to financial statements

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                          STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                                    1996                     1995
                                                              -------------              ----------
Revenues - Note 3                                             $   1,697,104              $  392,803
Cost of sales                                                     1,453,733                 370,105
                                                              -------------              ----------

Gross profit                                                        243,371                  22,698

Selling, general and administrative expenses                        578,600                 130,718
                                                              -------------                 -------

Net loss from operations                                           (335,229)               (108,020)

Other Income/(Expense):
         Interest income                                              -0-                       414
         Interest expense                                           (53,690)                (12,001)
         Other income                                                21,655                  11,662
         Other expense                                                -0-                   (11,930)
                                                              -------------              -----------

         Total Other Income/(Expense)                               (32,035)                (11,855)
                                                              -------------              ----------

Loss from continuing operations
  before income taxes                                              (367,264)               (119,875)

Provision for income taxes                                            -0-                     -0-
                                                              -------------              ----------

Loss from continuing operations                                    (367,264)               (119,875)

Discontinued Operations:
         Loss from discontinued operations                            -0-                   (56,019)
         Gain from disposal of discontinued
           operations                                                 -0-                    69,562
                                                              -------------              ----------

         Total Discontinued Operations                                -0-                    13,543
                                                              -------------              ----------

Net loss                                                      $    (367,264)             $ (106,332)
                                                              =============              ==========

Loss per share:
         Loss from continuing operations                      $        (.34)                   (.24)
         Discontinued operations                                      -0-                       .03
                                                              --------------             ----------
         Net loss                                             $        (.34)                   (.21)
                                                              ==============             ==========

Weighted Average Number of Shares Outstanding                      1,069,261                500,300
                                                              ==============             ==========


              See accompanying notes to financial statements.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                    STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                                  ADDITIONAL         STOCK
                                         COMMON         COMMON       PAID-IN           HELD      ACCUMULATED    STOCKHOLDERS'
                                         SHARES          STOCK       CAPITAL       IN TRUST          DEFICIT          DEFICIT
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994                  500,300   $        500   $    78,931      $       0     $  (133,045)     $   (53,614)

Issued shares in exchange for
 services                                   100              0           100                                             100

Stock split                             979,700             98           (98)                                              0

Issued shares for purchase of
 equipment                               20,000              2        19,998                                          20,000

Net loss for the year ended
 June 30, 1995                                                                                     (106,332)        (106,332)

Adjustment to reflect the retro-
active restatement of capital
resulting from the merger of
Jungle Street, Inc. with Televar
Northwest, Inc.                        (999,800)          (100)          100
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                  500,300   $        500  $     99,031      $       0     $  (239,377)     $  (139,846)

Issued shares to officers &
 shareholders for services              150,418             15         1,489                                           1,504

Issued shares to employees for
 services                                49,000              5           485                                             490

Purchase of shares to be held
 in trust as security for a note
 payable                                                                            (70,000)                         (70,000)

Issued shares in exchange for
 services                               752,250             75         9,175                                           9,250

Issued shares for retirement
 of debt                                511,665             51       306,927                                         306,978

Issued shares in exchange for
 personal guaranty                      150,000             15           (15)                                              0

Issued shares for cash                   30,000              3        29,997                                          30,000

Redemption of shares to retire a
 receivable                            (326,667)           (33)      (69,967)                                        (70,000)

Net loss for the year ended
 June 30, 1996                                                                                     (367,264)        (367,264)


               See accompanying notes to financial tatements.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                    STATEMENTS OF STOCKHOLDERS' DEFICIT
            FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                                  ADDITIONAL         STOCK
                                         COMMON         COMMON       PAID-IN           HELD      ACCUMULATED    STOCKHOLDERS'
                                         SHARES          STOCK       CAPITAL       IN TRUST          DEFICIT          DEFICIT
-----------------------------------------------------------------------------------------------------------------------------
Adjustment to reflect the retro-
active restatement of capital
resulting from the merger of
Jungle Street, Inc. with Televar
Northwest, Inc.                      (1,316,666)  $       (132)  $       132                                    $           0
Issued shares of Jungle Street,
Inc. common stock for services        1,197,120          1,197        (1,197)                                               0
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                1,697,420   $      1,697   $   376,057     $  (70,000)   $    (606,642)   $    (298,888)
=============================================================================================================================

              See accompanying notes to financial statements.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                                    1996                         1995
                                                              -----------------            -----------------
CASH FLOWS PROVIDED/(USED) BY OPERATING
ACTIVITIES
Net loss                                                      $       (367,264)            $       (106,332)
Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization                                         75,137                       16,335
  Issued common stock in exchange for services
    and interest                                                        41,104                          100
  VAR notes received for territorial rights                           (131,000)                           0
  Redeemed shares of common stock to
    retire receivable                                                  (70,000)                           0
  Allowance for bad debt                                                28,027                       10,615
  Loss/(gain) on sales of assets                                          (344)                       6,605
  (Increase)/decrease in:
    Accounts receivable                                                (71,207)                      (2,132)
    Employee advances                                                     (667)                         300
    Inventory                                                                0                       63,306
    Prepaid insurance                                                   (2,744)                      (1,531)
    Deferred expenses                                                  (50,816)                           0
    Deposits                                                           (19,000)                      (1,777)
  (Decrease)/increase in:
    Accounts payable                                                   506,232                       24,924
    Payroll taxes payable                                               37,134                       (5,431)
    Sales tax payable                                                        0                       (3,687)
    Wages payable                                                       25,133                       (7,525)
    Accrued commissions                                                  4,125                            0
    Unearned fees                                                      137,341                            0
    Accrued interest payable                                             3,498                          324
                                                              -----------------            -----------------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES              $        144,689             $         (5,904)

CASH FLOWS PROVIDED/(USED) BY INVESTING
ACTIVITIES
  Purchases of equipment                                      $       (399,052)            $        (24,345)
  Purchases of vehicles                                                (61,031)                     (28,038)
  Purchases of leasehold improvements                                   (5,456)                      (4,832)
  Proceeds from disposal of assets                                      24,340                       38,000
  Loans made                                                                 0                       (4,379)
  Collections on loans                                                   4,379                       59,387
  Goodwill                                                            (128,255)                           0
                                                              -----------------            -----------------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES              $       (565,075)            $         35,793


              See accompanying notes to financial statements.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                                                    1996                         1995
                                                              -----------------            -----------------
CASH FLOWS PROVIDED/(USED) BY FINANCING
ACTIVITIES:
  New borrowings                                              $        558,994             $         91,276
  Debt reduction                                                      (100,609)                    (113,086)
  Purchase of treasury stock                                           (70,000)                           0
  Issued shares of common stock for cash                                30,000                            0
                                                              -----------------            -----------------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES              $        418,385             $        (21,810)

CASH AT BEGINNING OF YEAR                                               11,436                        3,357
                                                              -----------------            -----------------

CASH AT END OF YEAR                                           $          9,435             $         11,436
                                                              =================            =================

SUPPLEMENTAL DISCLOSURES
  Noncash investing and financing transactions:
    Equipment acquired by capital lease                       $              0             $         83,878
    Equipment acquired by issuing shares of
      common stock                                                           0                       20,000
    Notes payable retired by issuing shares
      of common stock                                                  277,118                            0

  Interest paid                                               $         50,191             $         14,245
  Income taxes paid                                                          0                            0


              See accompanying notes to financial statements.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996

Note 1  Summary of Significant Accounting Policies
        ------------------------------------------

        Company Background/ Basis of Presentation Jungle Street, Inc. was incorporated July 10, 1980, under the laws of the state of Utah. In August 1980, Jungle Street, Inc. acquired Utah real estate using the proceeds of a limited public offering conducted in Utah. From inception, Jungle Street, Inc. suffered losses from its real estate operations, and, in 1993, Jungle Street sold all of its Utah real estate and became an inactive corporation.

        On August 29, 1996 Jungle Street, Inc. merged with Televar Northwest, Inc., a Washington corporation. The merger was accomplished through Jungle Street, Inc.'s wholly owned subsidiary, a recently formed Washington corporation with the same name. However, because Jungle Street's assets, liabilities and operations are nominal, these financial statements include the activity of both Televar Northwest, Inc. and Jungle Street, Inc., retroactively restated to the beginning of the periods covered herein. Unless otherwise specifically stated, the combined companies are hereafter collectively referred to as the "Company."

        The Company is in the business of providing Internet access and long distance telephone service. The Company markets its services primarily through a network of Value Added Resellers ("VARs") in the geographical region of the northwestern United States. The VARS are assigned a specific territory from which they market the Company's services.

        In February, 1995, the Company disposed of its telephone equipment and servicing business. The Company has also been involved as a wholesaler of cellular telephone access. However, the Company's contract with its cellular telephone access provider has terminated. Although the Company may re-enter this segment of business, it is currently emphasizing Internet access and long-distance telephone service.

        Cash
        ----

        Cash consists of cash on hand and on deposit in commercial banks.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996

Note 1  Summary of Significant Accounting Policies [continued]
        ------------------------------------------------------

        Depreciation
        ------------
        Property and equipment are stated at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. The amounts reported as depreciation expense and accumulated depreciation include the amortization expense and accumulated amortization of equipment under capital lease. Expenditures for maintenance and repairs are charged to expense as incurred.

        Loss Per Share
        --------------
        Loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included in the computation as their effect would be antidilutive.

        Additional Paid-In Capital
        --------------------------
        The amount shown on the financial statements as additional paid-in capital consists of proceeds from the sale or issuance of common stock in excess of its par value, reduced by any direct expenses of such sales or issuances.

        Stock Held in Escrow
        --------------------
        The Company repurchased 326,666 shares of its common stock from a founding shareholder. The consideration given for said shares was $70,000. These shares are held in escrow as collateral for the repayment of a note with an original principal balance of $63,000 ($70,000 less a down payment of $7,000) and a remaining principal balance of $57,155 at June 30, 1996. See note 11.

Note 2  Discontinued Operations
        -----------------------
        On February 28, 1995, the Company discontinued its telephone equipment and servicing division by selling all of the assets, net of the related liabilities, of this division. There are no remaining assets or liabilities related to this division as of June 30, 1996. Any taxable gains reported in conjunction with this transaction are offset by net operating losses.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996

Note 3  Significant Concentrations of Risk
        ----------------------------------

        Credit Risk - The Company's primary operations are currently in the geographical region of the northwestern United States. Customers of the Company consist primarily of individuals who utilize the Internet access capabilities offered by the Company. The accounts receivable of the Company are unsecured.

        Revenue/Supplier Risk - Revenues for the year ended June 30, 1996 were from the following sources:

             Long Distance                   $    646,884
             Internet Access                      549,563
             Value Added Resellers                447,940
             Cellular Access                       43,724
             Other                                  8,993
                                             ------------
                                             $  1,697,104

        The Company's long distance business is dependant on its supplier of wholesale long distance service. Should the supplier terminate the Company's access capability, the Company would be forced to seek another supplier. In addition, the Company has engaged Value Added Resellers ("VAR") to market its Internet access in various geographical territories. The Company has received significant fees in conjunction with the VAR agreements sold for the year ended June 30, 1996. The Company's revenue from this segment is contingent on the Company's ability to continue to attract VARs.

        Netscape Communications provides the Internet software (See note
        13) the Company includes with its Internet installation package for its Internet Customers. Should the Company lose its rights to distribute this software, the Company would be required to substitute other Internet software which may not be as widely accepted as the Netscape software.

Note 4  Related Party Transactions
        --------------------------
        In conjunction with the merger described in notes 1 & 16, Jungle Street, Inc. issued 1,125,000 shares to consultants, who were shareholders of Jungle Street, Inc prior to the merger and who provided financial and other services to Jungle Street, Inc. The Company also agreed to reserve 750,000 shares of its common stock to be issued as commission to a consulting firm, which is owned and managed by shareholders of the Company, along with a payment of $50,000

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996

Note 4  Related Party Transactions [continued]
        --------------------------------------
        cash, in the event capital raising services performed by the consulting firm result in net proceeds to the Company of at least $1,000,000.

        On October 2, 1996, the Company loaned its president $12,000. The unsecured loan bears interest at 10 % per annum, payable in 26 equal semi-monthly installments of $515, commencing October 15, 1996, until paid in full. Said payments will be withheld from the President's semi-monthly payroll checks. There is no prepayment penalty.

Note 5  Property and Equipment
        ----------------------
        The major classes of assets as of the balance sheet date are as follows:

                                                                  Accumulated
                  Asset Class                           Cost     Depreciation           Method/Life
         -----------------------------          -----------      ------------      ----------------
         Equipment & furniture                  $   441,098      $     46,862      SL/5 & 10 years
         Equipment under capital lease               83,877            19,731      SL/5 years
         Vehicles                                    61,031             4,563      SL/5 years
         Leasehold improvements                      12,014             1,537      SL/life of lease
                                                -----------      ------------
                  Total                         $   598,020      $     2,693
                                                ===========      ===========

Note 6  Deferred Expenses/Unearned Income
        ---------------------------------
        Deferred Expenses - The Company pays commissions to its VARs at the time the monthly, quarterly, or annual fees are received by customers located in the VARs' assigned territory. These commissions are subject to offset if the underlying customers terminate Internet access service during a quarter or year for which the customer has prepaid and is due a refund. The Deferred Expenses account is comprised of those commissions still subject to offset. The Company recognizes the commission expenses paid when such commission is no longer subject to offset. Since all commissions will be paid within one year, the entire amount is considered a current asset.

        Unearned Income - The Company collects fees for its Internet access service under monthly, quarterly and annual billing programs. The Company has established an unearned fees account for recording the advance payments, which are amortized into earnings on a monthly basis as the services are provided.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996

Note 7  Notes Receivable
        ----------------
        The Company has long and short-term notes receivable from VARS who have purchased rights to various territories. The notes are summarized as follows:

        Short-Term
        ----------

        Date of     Monthly     Interest     Original      Balance
           Note     Payment         Rate      Balance      6/30/96
        -------     -------     --------     --------     --------
        5/31/96        $500           0%      $20,000      $20,000

        This note has a balloon payment of $17,500 due December 15, 1996.

        Long-Term
        ---------

        Date of     Monthly     Interest     Original       Balance      Current
           Note     Payment         Rate      Balance       6/30/96      Portion
        -------     -------     --------     --------      --------      -------
        6/28/96      $3,227          10%     $100,000      $100,000      $27,452
        5/31/96         442          10%       11,000        11,000        1,782
                                             --------      --------      -------
                                             $111,000      $111,000      $29,234

Note 8  Goodwill
        --------
        In February, 1996, the Company entered into an agreement with a third party to purchase certain assets, primarily computer equipment, telephone equipment, and customer lists. The purchase price was $147,125, with $18,870 allocated to tangible assets and $128,255 to intangible assets (Goodwill). Goodwill is specifically classified in this transaction as the customer base purchased by the Company. The useful life of the goodwill is determined to be 15 years, with amortization calculated accordingly. The balance as of June 30, 1996 is $125,405, net of accumulated amortization of $2,850. A down payment of $60,000 was made at the closing, with the adjustable balance of $87,125 to be paid over a term of thirty-six months at nine percent (9%) interest. See note 11.

Note 9  Notes Payable - Short-Term - Banks
        ----------------------------------
        The Company had a short-term note payable to a bank in the principal amount of $55,413, due August 15, 1996, and bears interest at 1.5% above the bank's index rate which was 9% at the loan's inception and 8.25% on March 20, 1996. The original note was entered into on June 8, 1995, with a maturity date of October 15, 1995. The note was renewed on October 15, 1995, January 15, 1996, and April 15, 1996, which resulted in the current due date of August 15,

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 9  Notes Payable - Short-Term - Banks [continued]
        ----------------------------------------------
        1996. Under the terms of the note, the interest rate would not decrease below 9%. The Company refinanced this note with a loan from another lender prior to the note's due date. See note 16. This note was secured by all accounts receivable, including all local, state, and federal tax refunds which may become due, and equipment then owned by the Company, or subsequently acquired. The security agreement was formalized with a financing statement [UCC-1]. The note was personally guaranteed by two officers/shareholders of the Company.

        The Company also had a short-term note payable to a bank in the original amount of $29,533, bearing interest at 11.99%, and requiring payments of $577 per month for a period of 72 months. The balance outstanding on June 30, 1996 was $4,272. The security for this loan was a vehicle. In January, 1996, an employee of the Company was involved in an accident with the vehicle wherein the vehicle was completely destroyed. The insurance company has made its final adjustment on the loss by making a joint payment to the Company and the secured bank. The shortfall from the insurance payment was $4,272 and was paid to the bank subsequent to June 30, 1996.

Note 10 Notes Payable - Short-Term - Individuals
        ----------------------------------------
        The Company has two short-term notes payable to individuals. One note was issued December 1, 1995, in the principal amount of $52,750, and bears interest at an effective rate of 22%, with the entire principal and interest due on March 1, 1996. The note was renewed for $52,750, and bears interest at 18% with the entire amount of principal and interest due August 31, 1996. When the note was renewed, a provision was added allowing for the conversion of the principal and interest of the note, in whole or in part, for common stock of the Company, at a conversion rate of $2.50 per share. Subsequent to June 30, 1996, the Company satisfied the note in full by paying $12,497.50 in cash and issuing 45,000 shares of common stock.

        The second note was issued on April 25, 1996, in the principal amount of $20,000, and bears interest at 18%, with entire principal and interest due on October 26, 1996. The note provides for the conversion of the principal and interest of the note, in whole or in part, for common stock of the Company, at the conversion rate of $2.50 per share, at the option of the note holder. If the note is held to maturity, the note could be converted for up to 8,720 shares of common stock. The Company is in default with respect to payments due under the note.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 11 Notes Payable - Long Term
        -------------------------
        The Company has several long term notes payable as follows:

             Note payable to an individual in the original amount of $63,000, bearing interest at 10%, and secured by 326,666 shares of the Company's common stock, which are held in escrow pending full payment of the note. The note requires monthly payments of $1,338 for a 60-month period December 1, 1995 and continuing through November 1, 2000. The outstanding balance at June 30, 1996 was $57,155.

             Unsecured note payable to a company in the original amount of $85,000, bearing interest at 8%, requiring monthly payments of $1,325 for an 84- month period beginning July 1, 1993 and continuing through June 1, 2000. The outstanding balance at June 30, 1996 was $54,267

             Note payable to a company in the original amount of $87,125, bearing interest at 9%, and partially secured by certain assets acquired under the agreement. The note requires monthly payments of $2,771 for a 36-month period commencing June 10, 1996 and continuing through May 10, 1999. The outstanding balance at June 30, 1996 was $85,454.

             Note payable to a finance company in the original amount of $30,375, bearing interest at 11%, and secured by a vehicle. The note requires monthly payments of $581 for a 72-month period commencing April 15, 1996 and continuing through March 15, 2002. The outstanding balance at June 30, 1996 was $29,148.

             Note payable to a finance company in the original amount of $30,370, bearing interest at 10.9%, and secured by a vehicle. The note requires monthly payments of $579 for a 72-month period commencing April 15, 1996 and continuing through March 15, 2002 . The outstanding balance at June 30, 1996 was $29,142.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 11 Notes Payable - Long Term [continued]
        -------------------------------------
        The following table sets forth the Company's principal obligations on long term notes payable for the coming five years:

                                                                                 Finance
                 Year      Individual          Company          Company             Total
           ----------      ----------      -----------       ----------       -----------
              1996-97      $   10,807      $    38,624       $    7,512       $    56,943
              1997-98          11,944           42,118            8,725            62,787
              1998-99          13,199           43,750            9,735            66,684
              1999-00          14,584           15,230           10,633            40,447
              2000-01           6,620            -0-             12,090            18,710
           Thereafter           -0-              -0-              9,595             9,595
                           ----------      -----------       ----------       -----------
                           $   57,154      $   139,722       $   58,290       $   255,166

Note 12 Capital Leases Payable
        ----------------------
        The Company has three capital leases which were utilized for the purchase of computer and telephone equipment used in their operations:

                                          Equipment              Monthly
                                        Under Lease              Payment
                                       ------------             --------
             Lease 1                   $     18,047             $    582
             Lease 2                         19,637                  490
             Lease 3                         46,193                1,243
                                       ------------             --------
                                       $     83,877             $  2,315

        The purchase option at the conclusion of each of the above lease arrangements are 10% of the leased equipment cost at inception ($1,805), one dollar, and one dollar, respectively. Amortization on capital lease assets for 1995-96 totaled $16,776. Accumulated amortization through June 30, 1996 totaled $19,731.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 12 Capital Leases Payable [continued]
        ----------------------------------
        The following table is a schedule by years of future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of June 30, 1996:

        Year ending June 30:
               1997                                       $     27,779
               1998                                             24,866
               1999                                             19,549
               2000                                              4,900
               2001                                              -0-
                                                          ------------
           Total minimum lease payments                         77,094
           Less: Amount representing interest                          (12,847)
                                                                      ---------

           Present value of net minimum lease payments    $     64,247
                                                          ============

Note 13 License Agreement
        -----------------
        The Company has a non-exclusive, non-transferrable license ("License") from Netscape Communications to distribute Netscape Internet software in conjunction with the Company's Internet access service. The License authorizes the Company to distribute a minimum of 2,500 copies of said software during the one-year initial term of the agreement. At the conclusion of the initial year (Contract entered into December 8, 1995), the License is automatically renewed for successive one year periods, if, during the immediately preceding twelve months, the Company has paid Netscape for the minimum number of copies. As of the auditors' report date, the Company had already complied with the terms of the License for the initial year. Additional copies of the software may be licensed upon advance payment for the software. After the initial year of the License, either party may terminate the License for "convenience" upon at least sixty days prior written notice.

Note 14 Miscellaneous Income
        --------------------
        Miscellaneous income is comprised primarily of income received as a result of the settlement of a dispute with one of the Company's suppliers and rental income from a sub-lease of previously occupied office space.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 15 Operating Leases
        ----------------
        The Company has a lease agreement for its principal offices at an initial rate of $1,800 per month, commencing March 15, 1995 and terminating March 15, 2005. The lease is renewable for an additional two years, providing the Company notifies lessor no later than thirty (30) days prior to March 15, 2000.

        Monthly rent payments shall increase by 5% on each anniversary date of the lease. Future minimum lease payments under this agreement are as follows:

                               Year               Amount
                         ----------             --------
                            1996-97             $ 13,058
                            1997-98               24,211
                            1998-99               25,421
                            1999-00               26,693
                            2000-01               28,027
                         Thereafter              115,113
                                                --------
                                                $242,523

        The Company vacated offices at a previous location during 1995. There is currently a dispute with the landlord, that claims the Company is liable for lease payments through the term of the lease. As of the auditors' report date, no agreement had been reached, nor had a lawsuit been filed. The Company has accrued a provision of $40,000 in its accounts payable to cover any contingent liability associated herewith. Management contends that the landlord failed to work with willing and able successor tenants and continually failed to use reasonable efforts to mitigate damages. Management intends to vigorously contest liability under the lease agreement.

Note 16 Subsequent Events
        -----------------
        Merger With Jungle Street, Inc.- On August 29, 1996, Televar Northwest, Inc. merged with Jungle Street, Inc, a Washington corporation and wholly owned subsidiary of Jungle Street, Inc. a Utah corporation. The Washington corporation subsidiary was the Surviving corporation in this merger, and it changed its name to Televar, Inc.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 16 Subsequent Events [continued]
        -----------------------------
        Each common share of Televar Northwest, Inc. outstanding at the time of the merger was converted to five shares of common stock in Jungle Street. At the time of the merger, the Company had 2,363,655 shares issued and outstanding, which became 11,818,325 shares in the merger.

        In conjunction with the merger, Jungle Street, Inc. also issued 1,125,000 shares to consultants, who were shareholders of Jungle Street, Inc prior to the merger and who provided financial and other services to Jungle Street, Inc. The Company also agreed to reserve 750,000 shares of its common stock to be issued as commission to a consulting firm, which is owned and managed by shareholders of the Company, along with a payment of $50,000 cash, in the event capital raising services performed by the consulting firm result in net proceeds to the Company of at least $1,000,000.

        Bridge Loan - On September 25, 1996 the Company entered into a loan agreement with a lender for $500,000 in "bridge" financing. The loan bears interest at 18 % per annum and is secured by all assets, tangible and intangible, including trade secrets, either now owned or hereafter acquired, of the Company. There is no prepayment penalty. Additional security includes any rights of the Company to the receipt of money, either now existing or hereafter arising. Personal guaranties were provided by the Chief Executive Officer/Chairman and the President of the Company. The agreement requires a $20,000 loan fee and interest payments as follows:

                         October 1, 1996            $ 1,250
                         November 1, 1996             7,500
                         December 1, 1996             7,500
                         January 1, 1997              7,500

        The entire principal balance, together with all outstanding accrued interest is due and payable on or before the earlier of: 1) January 1, 1997 or 2) the closing of an offering of common stock and/or warrants in an amount greater than $2,000,000. However, the Company may, at its option, extend the due date up to April 1, 1997, if the Company is not in default under any of the terms or conditions of the agreement, and the Company pays a third party, designated by the lender, an extension fee of 1%, 1.5%, and 2% of the then outstanding balance, respectively, on or before January 1, 1997, February 1, 1997, March 1, 1997, along with the interest payment of $7,500.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 16 Subsequent Events [continued]
        -----------------------------
        In addition to the forgoing, the Company executed a Common Stock Purchase Warrant, entitling the lender to purchase 65,000 shares of common stock at an exercise price of $1.81 per share. The warrant may be exercised, in whole or in part, at any time through September 25, 2001. The lender has certain registration rights with respect to the shares.

        If the Company defaults on its obligations under the Bridge loan documents, the lender may convert its unpaid debt to unregistered and restricted shares of the Company at a rate of $0.75 per share.

        Short-Term Bank Loans - On July 1, 1996, the Company received a $200,000 line of credit from a bank with a maturity date of January 5, 1997. The loan interest rate was variable at 2 % over the bank's "index" rate, which was 8.25 % at the time of the loan closing. This loan was secured by all assets, tangible and intangible, of the Company. Concurrently, the Company received a $60,000 loan from the same bank, which was utilized to repay in full the bank loan described in note 9. These loans were paid in full from proceeds of the Bridge Loan discussed above.

        Promissory Note - The Company received a $100,000 loan from an individual on September 1, 1996. The loan bears interest at 18 % per annum, and is due and payable on the first day of each month, beginning October 1, 1996, with a maturity date of January 31, 1997. The lender also has the right to purchase common stock of the Company at the price of $1.00 per share, exercisable until June 30, 1997.

        Lease Agreements - Since June 30, 1996, the Company has entered into two lease agreements covering equipment used in the Company's operations. The first lease, executed July 11, 1996, is for a period of 36 months with monthly payments of $3,707. An option to purchase the equipment covered under the lease at the end of the lease term is available at an option price of $4,884. The second lease, executed August 6, 1996 is for a period of 36 months with monthly payments of $2,915. An option to purchase the equipment covered under the lease at the end of the lease term is available at an option price of $7,796.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 16 Subsequent Events [continued]
        -----------------------------
        Stock Incentive Plan - A Stock Incentive Plan ("Plan") was approved by the Board of Directors in September 1996. The Plan has not yet been submitted to the shareholders of the Company for approval. The purpose of the Plan is to attract and retain the services of selected employees, officers, directors, agents, consultants, advisors, distributors, and independent contractors.

        The shares to be offered under the Plan consist of the Company's common stock. The number of shares that may be issued under the Plan shall not exceed 3,000,000 shares. Common shares available under the Plan shall include authorized and unissued shares or reacquired shares. All awards granted under the Plan shall be nonassignable and nontransferable. Should any award offered under this Plan expire, terminate, or be canceled or forfeited, the unissued shares subject to such award shall again be available under the Plan.

        The duration of the Plan shall continue in effect until the earlier of: 1) ten years from the date of adoption by the Board of Directors, or 2) the date on which all shares available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. Termination of the Plan shall not affect any outstanding awards, nor the rights of the Company under the Plan.

        Restrictions: 1) No employee may be granted an incentive stock option ("ISO") award under the Plan if the aggregate fair market value, on the date of the grant, for which an ISO is exercisable for the first time by the optionee during any calendar year exceeds $100,000. 2) Any employee possessing more than 10 % of the voting power of all classes of stock of the Company may be granted an ISO under the Plan only if the option price is at least 110 % of the fair market value and the award is not exercisable after five years from the date it is granted. 3) The duration of awards granted under the Plan shall continue in effect for the period fixed by the Board of Directors, except that no such award shall be exercisable after the expiration of 10 years from the dated it is granted. 4) The option price shall be determined by the Board of Directors at the time of grant.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996



Note 16 Subsequent Events [continued]
        -----------------------------
        Stock Appreciation Rights: The Board of Directors may grant stock appreciation rights in conjunction with the grant of a stock option or as a separate award. The holder of such grant shall be entitled to receive an amount equal in value to the excess of the fair market value of the common shares on the date of exercise over the fair market value on the date of the grant. Such awards may be paid in the form of common stock of the Company valued at fair market value, or cash, or a combination of cash and common stock. If stock appreciation rights are granted in conjunction with stock options, or vice versa, the grant of one shall be extended only to the same extent and conditions as the other. Upon the exercise of a stock appreciation right associated with a stock option, the related stock option terminates, or vice versa.

        Other Awards: The Plan also provides for the award of restricted stock, stock bonuses, cash bonus rights, and performance units.

        Loan to Officer - On October 2, 1996, the Company loaned its president $12,000. The unsecured loan bears interest at 10 % per annum, payable in 26 equal semi-monthly installments of $515, commencing October 15, 1996, until paid in full. Said payments will be withheld from the President's semi-monthly payroll checks. There is no prepayment penalty.

Note 17 Liquidity
        ---------
        The Company has incurred substantial losses and has a net working capital deficit of $809,010 as of June 30, 1996. Financing the Company's operations to date has been primarily from the sale of capital stock and borrowings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Resolution of this issue is dependent on management's plans to raise funding through the sale of its equity securities in a private placement or public offering.

Note 18 Accounting for Income Taxes
        ---------------------------
        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, which is effective for fiscal years beginning after December 15, 1992. The Statement requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. For the year ended June 30, 1996, the Company had no significant income tax expenses due to operating losses incurred. Any deferred tax benefit arising from the operating losses carried forward would be offset entirely by a valuation allowance since it is less than likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.

                            JUNGLE STREET, INC.
           INCLUDING THE ACCOUNTS OF ITS WHOLLY OWNED SUBSIDIARY
                          TELEVAR NORTHWEST, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 1996


Note 19 Directors' Services Agreement
        -----------------------------
        Three of the Company's outside directors have agreed to serve as financial consultants of the Company in consideration for shares in the Company. The individuals received a total of 75,000 (25,000 each) shares in exchange for board services and 675,000 (50,000 each to two of the individuals and 575,000 to one of the individuals) shares for financial consulting services.

        These directors agreed to use their best efforts, expertise and contacts in the financial community to present potential financing sources to the Company and to otherwise assist the Company in its capital-raising efforts.

        At the time this agreement was executed, the Company had options to repurchase the shares issued in conjunction with the financial consulting services. However, in consideration for the personal guarantees of these directors on certain debts of the Company, the repurchase provision of this agreement was waived by the Company. These directors are now fully vested in these shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


                              Not Applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information as of September 30, 1996 regarding the directors and executive officers of the Company.

NAME                           Age              Position with Company
----                           ---              ---------------------
Charles D. DeJong              36               Chairman of the Board and
                                                Chief Executive Officer

Mark D. Hamilton               36               President and Director

Nick A. Gerde                  51               Director

Roger P. Vallo                 61               Director

Donald B. Cotton               58               Director

Donald A. Wright*              44               Director
----------------

*Mr. Wright resigned as a Director of the Company effective November 6, 1996.

     Charles D. DeJong is the Chief Executive Officer and Chairman of the Company's Board of Directors. He has been with the Company since its acquisition of Televar in August 1996 and with Televar as an owner and officer since 1993. Mr. DeJong is a former practicing corporate attorney and partner with a Seattle-based law firm. Mr. DeJong is responsible for strategic planning and oversees legal and regulatory affairs of the Company.

     Mark D. Hamilton is the President of the Company. He has been with the Company since its acquisition of Televar in August 1996 and with Televar as an owner and officer since 1994. Mr. Hamilton is a ten-year veteran of the telecommunications industry, having previously served as a manager for MCI in Canada and as Chief Executive Officer of the largest prepaid long distance calling card company in Canada. Mr. Hamilton manages the day-to-day operations of the Company.

     Donald A. Wright was a director of the Company since its acquisition of Televar, Inc., in August 1996 until his resignation in November 1996. He has been President of PCT Holdings, Inc., a Washington corporation, and its predecessors since 1990.

     Nick A. Gerde has been a director of the Company since August 30, 1996. Mr. Gerde has been the Vice President, Finance, and Chief Financial Officer of PCT Holdings, Inc., a Washington corporation, and its predecessors since February 1995, and its Treasurer since August 1996. Mr. Gerde served as Controller/CFO of Hydraulic Repair & Design, Inc., a regional hydraulic component repair and wholesale distribution company, from March 1990 through April 1993; Business Development Specialist with the Economic Development Council of North Central Washington from July 1993 to June 1994; and vice president and secretary of Televar from July 1994 to February 1995. Mr.
Gerde is a certified public accountant.

     Donald B. Cotton has been a director of the Company since August 1996. He has been a director of PCT Holdings, Inc., and its predecessors since May 1994. He was a director of Pacific Coast Technologies, Inc., from October 1993 to October 1994. Mr. Cotton retired from GTE in 1993, where he last served as a vice president. He is currently self-employed as a software consultant.

     Roger P. Vallo has been a director of the Company since August 1996. He has been a director of PCT Holdings, Inc., and its predecessors since May 1994. Mr. Vallo served as a director of Pacific Coast Technologies, Inc., from February 1991 to November 1995 and as Secretary of that company from July 1993 to October 1994. From 1990, he served as a director of the predecessor of Pacific Coast Technologies, Inc., and subsequently as a director of Pacific Coast Technologies, Inc. Mr. Vallo also is the President and Chief Executive Officer of Prudential Preferred Properties in Everett, Washington.

     Directors of the Company hold office until the next annual meeting of shareholders and until their successors have been elected and duly qualified. Non-employee directors receive no salary for their services and receive no fee from the Company for their participation in meetings, although all directors are reimbursed for reasonable travel and other out-of-pocket expenses in attending meetings of the Board. Executive officers are elected by the Board of Directors of the Company at the first meeting after each annual meeting of shareholders and hold office until their successors are elected and duly qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of the copies of the forms provided to the Company, or written representations that no other filing of forms was required, the Company believes that during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to such reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation of Charles D. DeJong for services in all capacities to the Company during the fiscal year ended June 30, 1996. No officer of the Company received annual salary and bonuses exceeding $100,000 in the fiscal year ended June 30, 1996. Furthermore, Mr. DeJong has not been awarded or been paid by the Company, or has otherwise earned, any long-term compensation awards, including stock options or other similar rights.

                                                          ANNUAL COMPENSATION
                                                 ---------------------------------------
                                                                            Other Annual
                                    Fiscal        Salary        Bonus       Compensation
NAME AND PRINCIPAL  POSITION        Year(1)          ($)          ($)                ($)
----------------------------        -------      -------        -----       ------------
Charles D. DeJong                      1996      19,086             0                0
Chairman and CEO(2)(3)
-----------

(1) Information is shown for Televar's fiscal year ended June 30. Mr. DeJong was employed by Televar during this period. Information with respect to fiscal years prior to the last completed fiscal year has been omitted pursuant to the General Instruction to Item 402(b) of Regulation S-B.

(2) Mr. DeJong became the Chief Executive Officer of the Company in August 1996 upon effectiveness of the Merger. See Item 1 - "Description of Business - Overview." Prior to the Merger, Don C. Morrison served as Chief Executive Officer of the Company. Mr. Morrison received no compensation for his services in such capacity.

(3)  The compensation shown was paid by Televar.

1996 STOCK INCENTIVE PLAN

     The Company's 1996 Stock Incentive Plan (the "Plan") provides for the award of incentive stock options ("ISOs") to key employees and the award of non-qualified stock options ("NSOs"), stock appreciation rights ("SARs"), bonus rights, and other incentive grants to employees and certain non-employees (other than non-employee directors) who have important relationships with the Company or its subsidiaries. The Plan has been adopted by the Board of Directors but has not been submitted to the shareholders for approval. No options or other incentive awards have been granted under the Plan.

     Administration. The Plan may be administered by the Board of Directors or by a committee of directors or officers of the Company. The Board of Directors has designated an Option Committee to administer the Plan. The Option Committee determines and designates the individuals to whom awards under the Plan should be made and the amount and terms and conditions of the awards, except that if officers of the Company serve on the Option Committee it may not grant options to such officers. The Option Committee may adopt and amend rules relating to the administration of the Plan, but only the Board of Directors may amend or terminate the Plan. The Plan is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Eligibility. Awards under the Plan may be made to employees, including employee directors, of the Company and its subsidiaries, and to nonemployee agents, consultants, advisors, and other persons (but not including non-employee directors) that the Option Committee believes have made or will make an important contribution to the Company or any subsidiary thereof.

     Shares Available. Subject to adjustment as provided in the Plan, a maximum of 3,000,000 shares of Common Stock are reserved for issuance thereunder. The maximum number of shares with respect to which options may be granted to any person during any fiscal year is 1,000,000. If an option, SAR or performance unit granted under the Plan expires or is terminated or canceled, the unissued shares subject to such option, SAR or performance unit are again available under the Plan. In addition, if shares sold or awarded as a bonus under the Plan are forfeited to the Company or repurchased thereby, the number of shares forfeited or repurchased are again available under the Plan.

     Term. Unless earlier terminated by the Board, the Plan will continue in effect until the earlier of: (i) ten years from the date on which the Plan is adopted by the Board, and (ii) the date on which all shares available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. The Board may suspend or terminate the Plan at any time except with respect to options, performance units, and shares subject to restrictions then outstanding under the Plan.

     Stock Option Grants. The Option Committee may grant ISOs and NSOs under the Plan. With respect to each option grant, the Option Committee determines the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

     ISOs are subject to special terms and conditions. The aggregate fair market value, on the date of the grant, of the Common Stock for which an ISO is exercisable for the first time by the optionee during any calendar year, may not exceed $100,000. An ISO may not be granted to an employee who possesses more than 10% of the total voting power of the Company's stock unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date it is granted and the option is not exercisable five years after the date of grant. No ISO may be exercisable after ten years from the date of grant. The option price may not be less than 100% of the fair market value of the Common Stock covered by the option at the date of grant.

     In general, no vested option may be exercised unless at the time of such exercise the optionee is employed by or in the service of the Company or any subsidiary thereof, within 12 months following termination of employment by reason of death or disability, or within three months following termination for any other reason except for cause. Options are nonassignable and nontransferable by the optionee except by will or by the laws of descent and distribution at the time of the optionee's death. No shares may be issued pursuant to the exercise of an option until full payment therefor has been made. Upon the exercise of an option, the number of shares reserved for issuance under the Plan will be reduced by the number of shares issued upon exercise of the option. As of September 30, 1996, no options to purchase shares of Common Stock have been granted under the Plan.

     Stock Appreciation Rights. The Option Committee may grant SARs under the Plan. Each SAR entitles the holder, upon exercise, to receive from the Company an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the SAR relates), multiplied by the number of shares covered by the SAR or the option. Payment by the Company upon exercise of a SAR may be made in Common Stock, in cash, or by a combination of Common Stock and cash.

     If a SAR is granted in connection with an option, the following rules shall apply: (i) the SAR shall be exercisable only to the extent and on the same conditions that the related option could be exercised; (ii) the SAR shall be exercisable only when the fair market value of the stock exceeds the option price of the related option; (iii) the SAR shall be for no more than 100% of the excess of the fair market value of the stock at the time of exercise over the option price; (iv) upon exercise of the SAR, the option or portion thereof to which the SAR relates terminates; and (v) upon exercise of the option, the related SAR or portion thereof terminates.

     Each SAR is nonassignable and nontransferable by the holder except by will or by the laws of descent and distribution at the time of the holder's death. Upon the exercise of a SAR for shares, the number of shares reserved for issuance under the Plan will be reduced by the number of shares issued. Cash payments of SARs will not reduce the number of shares of Common Stock reserved for issuance under the Plan. No SARs have been granted under the Plan.

     Restricted Stock. The Option Committee may issue shares of Common Stock under the Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock, the number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued. No restricted shares have been granted under the Plan.

     Stock Bonus Awards. The Option Committee may award shares of Common Stock as a stock bonus under the Plan. The Option Committee may determine the recipients of the awards, the number of shares to be awarded, and the time of the award. Stock received as a stock bonus is subject to the terms, conditions, and restrictions determined by the Option Committee at the time the stock is awarded. No stock bonus awards have been granted under the Plan.

     Cash Bonus Rights. The Option Committee may grant cash bonus rights under the Plan in connection with (i) options granted or previously granted, (ii) SARs granted or previously granted, (iii) stock bonuses awarded or previously awarded, and (iv) shares issued under the Plan. Bonus rights granted in connection with options entitle the optionee to a cash bonus if and when the related option is exercised. The amount of the bonus is determined by multiplying the excess of the total fair market value of the shares acquired upon the exercise over the total option price for the shares by the applicable bonus percentage. The bonus rights granted in connection with a SAR entitle the holder to a cash bonus when the SAR is exercised. The amount of the bonus is determined by multiplying the total fair market value of the shares or cash received pursuant to the exercise of the SAR by the applicable percentage. The bonus percentage applicable to any bonus right is determined by the Option Committee but may in no event exceed 75%. Bonus rights granted in connection with stock bonuses entitle the recipient to a cash bonus, in an amount determined by the Option Committee, when the stock is awarded or purchased or any restrictions to which the stock is subject lapse. No bonus rights have been granted under the Plan.

     Performance Units. The Option Committee may grant performance units consisting of monetary units which may be earned if the Company achieves certain goals established by the Committee over a designated period of time. The goals established by the Option Committee may include earnings per share, return on shareholders' equity, return on invested capital, and similar benchmarks. Payment of an award earned may be in cash or in Common Stock or partly in both, and may be made when earned, or vested and deferred, as the Option Committee determines. Each performance unit will be nonassignable and nontransferable by the holder except by will or by the laws of descent and distribution at the time of the holder's death. The number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued upon payment of an award. No performance units have been granted under the Plan.

     Changes in Capital Structure. The Plan provides that if the outstanding Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transactions, appropriate adjustment will be made by the Option Committee in the number and kind of shares available for grants under the Plan. In addition, the Option Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable. In the event of a merger, consolidation or other fundamental corporate transformation, the Board may, in its sole discretion, permit outstanding options to remain in effect in accordance with their terms; to be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or to be exercised, to the extent then exercisable, during a 30-day period prior to the consummation of the transaction.

CERTAIN TAX CONSIDERATIONS RELATED TO EXECUTIVE COMPENSATION

     As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended, in the event that compensation paid by the Company to a "covered employee" (the chief executive officer and the next four highest paid employees) in a year were to exceed an aggregate of $1,000,000, the Company's deduction for such compensation could be limited to $1,000,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, Common Stock ownership as of October 11, 1996, by (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock ("Principal Shareholder"), (ii) each of the Company's directors, (iii) Charles D. DeJong and Don C. Morrison, each of whom served as the Company's Chief Executive Officer during the last completed fiscal year, and (iv) all executive officers and directors of the Company as a group.

   NAME/ADDRESS OF               NUMBER OF SHARES                  PERCENTAGE OF
   BENEFICIAL OWNER             BENEFICIALLY OWNED(1)           SHARES OUTSTANDING(2)
   ----------------             ---------------------           ---------------------
Donald A. Wright
150 Manhattan Square                 2,575,000                         17.6%
East Wenatchee, WA

Charles D. DeJong
1934 Maiden Lane                     2,134,375                         14.6%
Wenatchee, WA

Mark D. Hamilton
933 College Street                   2,134,375                         14.6%
Wenatchee, WA

Philadep & Co.
1900 Market Street                   1,335,807                         9.1%
Philadelphia, PA

Nick A. Gerde (3)
1906 Rocklund Drive                  1,125,000                         7.7%
Wenatchee, WA

Jensen Services, Inc.
1787 E. Fort 106 Union #106           997,120                          6.8%
Salt Lake City, UT 84121

Robert A. Schwiesow
200 Airport Way                       950,000                          6.5%
East Wenatchee, WA

Allen Dahl
7300 Madrona Drive N.E.               718,325                          4.9%
Bainbridge Island, WA

Donald B. Cotton
538 Timber Ridge Drive                375,000                          2.6%
Trophy Club, TX

   NAME/ADDRESS OF               NUMBER OF SHARES                  PERCENTAGE OF
   BENEFICIAL OWNER             BENEFICIALLY OWNED(1)           SHARES OUTSTANDING(2)
   ----------------             ---------------------           ---------------------
Roger P. Vallo
12821 127th Avenue, SE               375,000                            2.6%
Snohomish, WA

Don C. Morrison
9352 Sterling Drive                       --                            N/A
Sandy, UT

Officers and Directors
as a group (6 persons)            11,384,195                           77.8%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the Company's knowledge, each person or entity has sole voting and sole investment power with respect to the shares beneficially owned except as noted in Footnote
     (3) below, subject to community property laws, where applicable.

(2) Rounded to the nearest 1/10th of one percent, based on 14,640,745 shares of Common Stock outstanding on October 11, 1996.

(3) Includes 900,000 shares owned in joint tenancy with Mr. Gerde's spouse, and an aggregate of 225,000 shares owned by Mr. Gerde's children residing therewith.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 2, 1996, the Company loaned its President $12,000. The unsecured loan bears interest at 10% per annum, payable in 26 equal semi-monthly installments of $515, commencing October 15, 1996, until paid in full. The payments will be withheld from the President's semi-monthly payroll checks. There is no prepayment penalty.

     On September 25, 1996, the Chairman and the President provided personal guaranties of the Company's obligations under a $500,000 bridge loan. The loan bears interest at 18 % per annum and is secured by all assets, tangible and intangible, including trade secrets, either now owned or hereafter acquired, of the Company. The entire principal balance, together with all outstanding accrued interest is due and payable on or before the earlier of: 1) January 1, 1997 or 2) the closing of an offering of common stock and/or warrants in an amount greater than $2,000,000. However, the Company may, at its option, extend the due date up to April 1, 1997, if the Company is not in default under any of the terms or conditions of the agreement, and the Company pays a third party, designated by the lender, an extension fee of 1%, 1.5%, and 2% of the then outstanding balance, respectively, on or before January 1, 1997, February 1, 1997, March 1, 1997, along with the interest payment of $7,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS


EXHIBIT
 NUMBER     Description
 ------     -----------

   3.1 Articles of Incorporation of Jungle Street, Inc., as filed with the Secretary of State of the State of Utah on July 10, 1980.
   3.2 Articles of Amendment to the Articles of Incorporation of Jungle Street, Inc., filed with the Secretary of State of the State of Utah on July 20, 1995.
   3.3    Bylaws of Jungle Street, Inc.
   4.1 Subscription Agreement, dated May 10, 1996, between Televar Northwest, Inc. and Gary Arsenault.
   4.2 Registration Rights Agreement, dated September 25, 1996, between Jungle Street, Inc. and UTCO Associates, Ltd.
   4.3 Common Stock Purchase Warrant, dated September 25, 1996, issued to UTCO Associates, Ltd. by Jungle Street, Inc.
   4.4 Agreement and Plan of Merger, dated August 29, 1996, among Jungle Street, Inc., Televar Northwest, Inc., and Jungle Street, Inc., a Washington corporation.(1)
   4.5 Convertible Promissory Note from Televar Northwest, Inc., to Barb Jorgensen, dated April 25, 1996.
   10.1 Promissory Note from Jungle Street, Inc. to UTCO Associates, Ltd., dated September 25, 1996.
   10.2 Security Agreement, dated September 25, 1996, between Jungle Street, Inc., Televar Northwest, Inc., and UTCO Associates, Ltd.
   10.3 Guarantee of Loan, dated September 24, 1996, by Televar Northwest, Inc., Charles D. DeJong, and Mark D. Hamilton in favor of UTCO Associates, Ltd.
   10.4   1996 Stock Incentive Plan
   10.5 Customer Provided Access Request and Authorization, dated June 3, 1996, between Televar Northwest, Inc., and Sprint Communications Company L.P.
   10.6 Dedicated Access Charges and Special Access Surcharge Application for Exemption, dated June 3, 1996, between Televar Northwest, Inc., and Sprint Communications Company, L.P.
   10.7 Lease Agreement and Guarantee, dated August 6, 1996, between Televar Northwest, Inc., and Financial Pacific Co.
   10.8 Lease Agreement, dated July 26, 1993, between Televar Northwest, Inc., and E. Gus Noyd and Laura Jean Noyd.
   10.9 Lease Agreement, dated June 28, 1995, between Televar Northwest, Inc., and Cascade Leasing Company, and Equipment Lease Guaranty made by Charles D. DeJong, Michael P. Schuyleman, and Mark D. Hamilton in favor of Cascade Leasing Company.
   10.10 Sublease Agreement, dated April 1, 1995, between Televar Northwest, Inc., and Telewaves, Inc.
   10.11 Lease Agreement, dated March 7, 1995, between Televar Northwest, Inc., and David A. Quick and Cirri A. Quick, d/b/a DCR Properties.

   10.12 Lease Agreement, effective July 15, 1996, between Televar Northwest, Inc., and Summit Leasing, Inc.
   10.13 Promissory Note from Televar Northwest, Inc., to Michael P. Schuyleman and Janet L. Schuyleman, dated November 1, 1995.
   10.14 Escrow Account Instructions and Agreement, dated October 31, 1995, between David M. Bohr, Michael P. Schuyleman and Janet L. Schuyleman, and Televar Northwest, Inc.
   10.15  Form of Televar Exclusive Sales Agency (VAR) Agreement
   10.16 Independent Distributor Agreement, dated November 16, 1994 between Association Communications, Inc. and Televar Northwest, Inc.
   10.17 Promissory Note from Televar Northwest, Inc., to Robert Smith, dated September 1, 1996.
   21     List of Subsidiaries
   23     Consent of Mantyla, McReynolds and Associates
   27     Financial Data Schedule

-----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 1996.

     (B) REPORTS ON FORM 8-K.

     On September 13, 1996, the Company filed a current report on Form 8-K to disclose the merger of Televar with a wholly-owned subsidiary of the Company that occurred on August 29, 1996 (Item 1). As a result of that merger, the Company acquired a significant amount of assets other than in the ordinary course of business (Item 2). On November 12, 1996, the Company filed an amendment to the Form 8-K to provide the audited financial statements of Televar required by Items 7(a) and 7(b) of Form 8-K and to disclose the fact that the Company has elected to adopt the fiscal year of Televar, which is June 30, as the fiscal year of the Company (Item 8).

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JUNGLE STREET, INC.


Date: November 15, 1996                By /s/ MARK D. HAMILTON
                                          --------------------------------
                                          MARK D. HAMILTON
                                          President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on November 15, 1996.


Signature                         Title
---------                         -----


/s/ CHARLES D. DEJONG             Chief Executive Officer, and Chairman of the
-----------------------------     Board (Principal Executive Officer)
    CHARLES D. DEJONG


/s/ MARK D. HAMILTON              President (Principal Financial and Accounting
-----------------------------     Officer)
    MARK D. HAMILTON


/s/ NICK A. GERDE                 Director
-----------------------------
    NICK A. GERDE


                                  Director
-----------------------------
     ROGER P. VALLO


                                  Director
-----------------------------
     DONALD B. COTTON

                               EXHIBIT INDEX

The following documents are filed herewith or have been included as exhibits to previous filings with the Securities and Exchange Commission and are incorporated by reference as indicated below.


EXHIBIT
 NUMBER     Description
 ------     -----------

   3.1 Articles of Incorporation of Jungle Street, Inc., as filed with the Secretary of State of the State of Utah on July 10, 1980.
   3.2 Articles of Amendment to the Articles of Incorporation of Jungle Street, Inc., filed with the Secretary of State of the State of Utah on July 20, 1995.
   3.3    Bylaws of Jungle Street, Inc.
   4.1 Subscription Agreement, dated May 10, 1996, between Televar Northwest, Inc. and Gary Arsenault.
   4.2 Registration Rights Agreement, dated September 25, 1996, between Jungle Street, Inc. and UTCO Associates, Ltd.
   4.3 Common Stock Purchase Warrant, dated September 25, 1996, issued to UTCO Associates, Ltd. by Jungle Street, Inc.
   4.4 Agreement and Plan of Merger, dated August 29, 1996, among Jungle Street, Inc., Televar Northwest, Inc., and Jungle Street, Inc., a Washington corporation.(1)
   4.5 Convertible Promissory Note from Televar Northwest, Inc., to Barb Jorgensen, dated April 25, 1996.
   10.1 Promissory Note from Jungle Street, Inc. to UTCO Associates, Ltd., dated September 25, 1996.
   10.2 Security Agreement, dated September 25, 1996, between Jungle Street, Inc., Televar Northwest, Inc., and UTCO Associates, Ltd.
   10.3 Guarantee of Loan, dated September 24, 1996, by Televar Northwest, Inc., Charles D. DeJong, and Mark D. Hamilton in favor of UTCO Associates, Ltd.
   10.4   1996 Stock Incentive Plan
   10.5 Customer Provided Access Request and Authorization, dated June 3, 1996, between Televar Northwest, Inc., and Sprint Communications Company L.P.
   10.6 Dedicated Access Charges and Special Access Surcharge Application for Exemption, dated June 3, 1996, between Televar Northwest, Inc., and Sprint Communications Company, L.P.
   10.7 Lease Agreement and Guarantee, dated August 6, 1996, between Televar Northwest, Inc., and Financial Pacific Co.
   10.8 Lease Agreement, dated July 26, 1993, between Televar Northwest, Inc., and E. Gus Noyd and Laura Jean Noyd.
   10.9 Lease Agreement, dated June 28, 1995, between Televar Northwest, Inc., and Cascade Leasing Company, and Equipment Lease Guaranty made by Charles D. DeJong, Michael P. Schuyleman, and Mark D. Hamilton in favor of Cascade Leasing Company.
   10.10 Sublease Agreement, dated April 1, 1995, between Televar Northwest, Inc., and Telewaves, Inc.
   10.11 Lease Agreement, dated March 7, 1995, between Televar Northwest, Inc., and David A. Quick and Cirri A. Quick, d/b/a DCR Properties.

   10.12 Lease Agreement, effective July 15, 1996, between Televar Northwest, Inc., and Summit Leasing, Inc.
   10.13 Promissory Note from Televar Northwest, Inc., to Michael P. Schuyleman and Janet L. Schuyleman, dated November 1, 1995.
   10.14 Escrow Account Instructions and Agreement, dated October 31, 1995, between David M. Bohr, Michael P. Schuyleman and Janet L. Schuyleman, and Televar Northwest, Inc.
   10.15  Form of Televar Exclusive Sales Agency (VAR) Agreement
   10.16 Independent Distributor Agreement, dated November 16, 1994 between Association Communications, Inc. and Televar Northwest, Inc.
   10.17 Promissory Note from Televar Northwest, Inc., to Robert Smith, dated September 1, 1996.
   21     List of Subsidiaries
   23     Consent of Mantyla, McReynolds and Associates
   27     Financial Data Schedule

-----------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 13, 1996.