Form 10QSB
period 1996-12-31
JUNGLE STREET INC
filed 1997-02-19
CIK 1004932

JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.





                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 1996, 14,640,745 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No  [X]

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.




                                   Form 10QSB

                For the Quarterly Period Ended December, 31, 1996

                                TABLE OF CONTENTS



                                                                     Page

Part I.  FINANCIAL INFORMATION                                        3

Item 1.  Financial Statements                                         3

Condensed Balance Sheet - December 31, 1996                           3

Condensed Statement of Operations - Three Months and Six Months       4
           Ended December 31, 1996 and 1995

Statements of Cash Flows - Three Months and Six Months                5
           Ended December 31, 1996 and 1995

Statement of Stockholders' Deficit                                    6
  Ended December 31, 1996

Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of                      8
           Financial Condition and Results of Operations

Part II.  OTHER INFORMATION                                           12

Item 1.  Legal Proceedings                                            12

Item 5.  Other Information                                            13

Item 6.  Exhibits and Reports on Form 8-K.                            14

Signatures                                                            15

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                          ITEM 1. FINANCIAL STATEMENTS

                             Condensed Balance Sheet
                                   (Unaudited)


                                                 December 31,      September 30,
                                                     1996              1996
                                                 ------------      -------------
ASSETS

Cash and cash equivalents                          $    51,943      $   247,900
Accounts receivable, net                               248,354          133,915
Inventory                                                9,198           33,399
Prepaid expenses                                        21,164           30,162
Deferred expenses                                       64,019           72,682
Note receivable                                          8,000           18,500
Note receivable, Officer Loan                           10,000                0
                                                   -----------      -----------
Current Portion of L.T. Notes Receivable               134,774           58,525
                                                   -----------      -----------

            Total Current Assets                       547,452          595,083
                                                   -----------      -----------

Net Property and equipment                         $   923,970      $   687,508
Other assets                                           341,522          298,350
                                                   -----------      -----------

            Total Assets                           $ 1,812,944      $ 1,580,940
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Accounts Payable                                   $ 1,153,178      $   709,975
Accrued Liabilities                                    259,321          146,058
Unearned Fees                                          175,728          159,178
Short Term Notes                                       777,000          620,000
Current Portion of L.T. Debt                           143,930          106,358
                                                   -----------      -----------

            Total Current Liabilities              $ 2,509,157      $ 1,741,569
                                                   -----------      -----------

Long Term Debt                                     $   316,269      $   290,263
Other Liabilities                                            0                0
Stockholders' Equity                                (1,012,482)        (450,892)
                                                   -----------      -----------

   Total Liabilities and Stockholders' Equity      $ 1,812,944      $ 1,580,940
                                                   ===========      ===========

See accompanying notes to financial statements.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.




                       Condensed Statements of Operations
                                   (Unaudited)


                                      Three months ended              Six months ended
                                        December 31,                    December 31,


                                       1996           1995         1996            1995
                                  -----------    -----------    -----------    -----------

Revenues                          $   625,153    $   308,817    $ 1,340,839    $   531,712

Cost of revenues                      534,739        185,020        921,619        381,386
                                  -----------    -----------    -----------    -----------

Gross profit                           90,414        123,797        419,220        150,326

Operating expenses:

  Selling, general and                650,723        164,356      1,177,030        294,905
administrative
                                  -----------    -----------    -----------    -----------

Operating loss                    $  (560,311)   $   (40,559)   $  (757,810)   $  (144,579)

Other Income                           (1,278)        (6,774)          (783)        12,888

Net loss                          $  (561,589)   $   (47,333)   $  (758,593)   $  (131,691)
                                  ===========    ===========    ===========    ===========

Net loss per share                $     (0.04)   $     (0.09)   $     (0.05)   $     (0.26)

Weighted average number of
  shares outstanding                14,640,745       500,300     14,640,745       500,300


See accompanying notes to financial statements.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                            Statements of Cash Flows
          For the Three Month Periods ended December 31, 1996 and 1995


                                                                              Quarter Ended                  Six Months Ended

                                                                        December 31,  December 31,   December 31,   December 31,
                                                                            1996          1995           1996           1995
                                                                       -------------  ------------   ------------   ------------
                                                                         (Unaudited)  (Unaudited)    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $  (561,589)   $   (40,358)   $  (758,593)   $  (124,716)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                       47,052         17,409         87,150         17,409
         Amortization                                                        4,275                         4,275
         (Increase) decrease in operating assets                           (72,577)       (38,644)      (188,845)       (13,112)
         Increase (decrease) in operating payables                         573,017        156,141        774,906        191,078
                                                                       -----------    -----------    -----------    -----------
         Net cash provided by (used for) operating activities               (9,822)        94,548        (81,107)        70,659
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                  (283,514)       (83,101)      (485,435)      (104,923)
   Purchase of leasehold improvements                                            0                          (358)             0
   Payment of deposit on equipment                                         (21,915)        (1,000)       (25,622)        (1,000)
   Advances made on short-term notes receivable                            (10,000)                      (10,000)
   Payments received on short-term notes receivable                              0                         1,500              0
   New long term loans receivable                                         (103,000)                     (199,500)
   Payments received on long-term notes receivable                          11,719                        12,680
                                                                       -----------    -----------    -----------    -----------
         Net cash provided (used for) investing activities                (406,710)       (84,101)      (706,735)      (105,923)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on short-term notes                                             0         (5,000)      (309,229)        (5,000)
   Borrowings on short-term notes                                          157,000        150,000      1,003,066        150,000
   Payments on long-term debt & capital lease obligations                  (20,617)        (6,392)       (53,164)       (11,325)
   Borrowings on long-term debt & capital lease obligations                 84,194                       189,678              0
   Issuance of common stock                                                               (61,233)             0         (7,964)
         Net cash provided by financing activities                         220,577         77,375        830,351        125,711
                                                                       -----------    -----------    -----------    -----------
NET CHANGE IN CASH                                                        (195,955)        87,822         42,509         90,447
CASH BALANCE - BEGINNING OF PERIOD                                         247,899         14,061          9,435         11,436
                                                                       -----------    -----------    -----------    -----------

CASH BALANCE - END OF PERIOD                                                51,944        101,883         51,944        101,883
                                                                       ===========    ===========    ===========    ===========

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.




                       Statement of Stockholders' Deficit
                                December 31, 1996



                                             Common          Common       Additional   Stock Held in    Accumulated  Stockholders'
                                             Shares          Stock          Paid-in        Trust          Deficit        Deficit
                                                                           Capital

Balance, June 30, 1996                      1,697,420      $   1,697      $ 376,057      $(70,000)     $  (606,642)     $  (298,888)

Issuance of shares in                      11,818,325         11,818        (11,818)                                              0
conjunction with the
merger with Televar
Northwest, Inc. at the rate
of five shares of Jungle
Street, Inc. stock for one
share of Televar Northwest,
Inc. stock

Issued shares in exchange                   1,125,000          1,125         (1,125)                                              0
for services

Issued shares for retirement                   45,000             45         44,995                                          45,000
of debt

Net loss for the six month                                                                                (758,593)        (758,593)
period ended December 31,
1996

Balance, December 31,                      14,640,745      $  14,685      $ 408,069      $(70,000)     $(1,365,235)     $(1,012,481)
1996


                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with instructions to Form 10- QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Although a Statement of Stockholders' Equity is not required for interim reporting, it has been included herewith to show the effect of the merger described in note 2.

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended June 30 1996, and 1995, which have been provided in their entirety in the Company's Form 10-KSB. The results of operations for the three-month and six-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  MERGER WITH TELEVAR NORTHWEST, INC.

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



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-QSB for the quarter and six-month periods ended December 31, 1996, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Form 10-KSB for the year ended June 30, 1996. The Company's actual results may differ materially from the results projected in the forward-looking statements.

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


Results of Operations

Quarterly periods ended December 31, 1996 and 1995:

     Revenues. Revenues for the three months ended December 31, 1996, were $625,153, a 12% increase over the revenues of $481,176 from the three month period ended September 30, 1996. Approximately 87% of these revenues represented Internet access and VAR fee revenues and approximately 13% represented long distance services. Revenues for the three months ended December 31, 1996 represent a 102.4% increase or $316,336 over the three month ended period December 31, 1995, revenues of $308,817. The growth in revenues was due primarily to a significant increase in Internet access service and VAR fee revenues due to the growth of the Company's Internet customer base. In November 1996, the agreement the Company had with Association Communications, Inc. ("ACI"), pursuant to which the Company was an exclusive distributor of ACI long distance service in certain markets in eastern Washington state, was terminated by ACI. The Company has not negotiated a replacement contract with another long distance carrier and as a result is currently not offering long distance services to its customers. Although the Company expects to reestablish a relationship with a long distance carrier in the future, for the immediate short-term, the Company does not expect any long distance service revenues, particularly during the quarters ending March 31 and June 30, 1997.

     Cost of Sales. Costs of sales for the three months ended December 31, 1996 were $534,739 compared with costs of sales for the three months ended December 31, 1995 of $185,020, an increase of $349,719 or 189%. Costs of sales consists primarily of software license fees and network operating costs, including leased line and local access charges. Costs of sales increased as a percentage of revenues from 60% in 1995 to 86% in 1996 primarily due to incremental costs associated with expanding internet service to new market regions and a shift from long distance resale to internet access services.

     Sales, General and Administrative Expenses. The Company's selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions and other costs related to the indirect distribution and bad debt expense. SG&A costs were $650,723 for the three months ended December 31, 1996 compared to $164,356 for the three months ended December 31, 1995, an increase of $486,367 or 295%. The increase in expenses during the 1996 period resulted primarily from increased personnel and increased sales and marketing efforts of expanding internet access service to new geographical markets. SG&A expenses for the three month period ended December 31, 1996 were $650,723, a

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



23.6% increase over the SG&A expenses of $526,306 for the three month period ended September 30, 1996. The increase was due to several additional factors, including officer's salary increases, and increases in legal, accounting and other professional fees due to the Company's decision to merge with Jungle Street, Inc.

     Other Income. Other income was $(1,278) for the three months ended December 31, 1996 and $(6,774) for the three months ended December 31, 1995. In the three month period ended December 31, 1995, other income was comprised primarily of income received as a result of a settlement of a dispute with one of the Company's suppliers. The period-to-period decrease in other income was due to the lump sum payment of the settlement in the 1995 period.

Six month periods ended December 31, 1996 and 1995:

     Revenues. Revenues for the six-months ended December 31, 1996 were $1,340,839, an increase of $809,127 or 152.2% compared to revenues of $531,712 for the same period in 1995. The growth in revenues was due primarily to a significant increase in Internet access service and VAR fee revenues due to the growth of the Company's Internet customer base. The Company does not expect any long distance service revenues in the near-term.

     Cost of sales. Cost of sales for the six months ended December 31, 1996 were $921,619, an increase of $540,233 of 141.6%, compared to costs of sales of $381,386 for the same period in 1995. Cost of sales increased as a percentage of revenues from 60% in 1995 to 86% in 1996 primarily due to incremental costs associated with expanding internet service to new market regions and a shift from long distance resale to internet access services.

     Sales, general and administrative expenses. SG&A costs for the six months ended December 31, 1996, were $1,177,030, an increase of $882,125 or 299.1%, compared to SG&A costs of $294,905 for the same period in 1995. The increase in expenses in 1996 can be attributed to the increase in personnel and increased sales and marketing efforts of expanding internet access service to new geographical markets.


Liquidity

     At December 31, 1996, the Company's total current assets were $1,812,944 and its total current liabilities were $2,509,157 for a net working capital deficit of $696,213.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



     The Company has been working to satisfy its cash requirements through a combination of cash flow from operations and borrowings from banks and other third parties. In September 1996, the Company entered into a loan agreement with a lender for $500,000 in "bridge" financing. The loan bears interest at 18% per annum and is secured by all assets, tangible and intangible, including trade secrets, either now owned or hereafter acquired, of the Company. Personal guaranties of the obligations of the Company under the bridge loan were provided by the Company's former Chief Executive Officer and President. The Company is obligated under the loan to make interest payments of $7,500 on each of November 1 and December 1, 1996 and January 1, 1997. The entire principal balance, together with all outstanding accrued interest is due and payable on or before the earlier of: 1) January 1, 1997 or 2) the closing of an offering of common stock and/or warrants in an amount greater than $2,000,000. The Company extended the due date to April 1, 1997, in accordance with the terms of the loan agreements. Per the terms of this agreement, the Company will pay extension fees of $5,000 on or before January 1, 1997, $7,500 on or before February 1, 1997, and $10,000 on or before March 1, 1997, in addition to the interest due.

     In November 1996, the Company entered into a letter agreement regarding potential equity financing transactions with Seattle Online Inc., a Washington corporation, and a subsidiary of American United Global, Inc., a Delaware corporation. Pursuant to the terms of the agreement, the Company entered into loan agreements with Seattle Online Acquisition Corporation, a Washington corporation, and borrowed a total of $82,000. The loan bears interest at 12% per annum and is due in full on April 10, 1997.

     In December 1996, the Company entered into a loan agreement with members of the board of directors pursuant to which the directors made a bridge loan of $75,000 to the Company to meet the Company's immediate cash flow requirements. The loan bears interest at 12% per annum and is due in full on April 10, 1997.

     The Company currently is in default with respect to payments due to a third party under a $20,000 promissory note that the Company issued in April 1996. All principal and interest under the note was due in October 1996. The note is convertible at the option of the holder into common stock of the Company at $2.50 per share.


     The Company currently is delinquent or in default with respect to payments owed to trade creditors in the approximate aggregate amount of $ 354,233. The Company currently does not have a line of credit in place with a commercial lender.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



     The Company's cash from operations is not sufficient to fund budgeted operations. The Company requires additional financing in order to fund its operating plan and budget and is currently in discussions with several potential equity financing sources. The Company also has implemented a restructuring plan designed to reduce expenses and improve profitability of operations. As a part of this plan, the Company reduced its total employees from 39 to 24 in December 1996. There is no assurance, however, that these measures will result in profitable operations or that additional equity capital will be raised on terms that are favorable to the Company. If the Company is unable to implement a successful restructuring and raise additional capital, the Company may be unable to continue operations.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     On November 21, 1996, the Company was advised that a complaint was being prepared in the Superior Court of the State of Washington, in and for the County of Chelan, by Mr. E. Gus Noyd and Laura Jean Noyd, husband and wife, a previous landlord, against the Company for a default judgment in the matter of vacating Mr. Noyd's premises and defaulting on the then current lease agreement. The Noyds had determined that the default amount totals $124,822.90. The Company has reviewed the matter with its legal counsel and believes that the amount owed the Noyds does not exceed $25,000, and is attempting to negotiate a resolution of the disputes. In the event that a settlement is not reached, the Company intends to vigorously defend the complaint. However, the Company is unable to predict the outcome of this action.

     On December 20, 1996, the Company was served with a complaint filed in the District Court for the State of Washington in and for the County of Chelan by a trade vendor whose complaint is for monies due in the total of $3,664.47. The Company has reviewed the matter with legal counsel and is attempting to negotiate a resolution of the dispute. However, if the Company were not to prevail, a negative outcome with respect to the law suit would not have a material adverse effect on the business of the Company.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                            ITEM 5. OTHER INFORMATION

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     On December 20, 1996, the Company filed a Form 8-K reporting certain changes in the membership of the Company's board of directors and certain key mangement positions.

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JUNGLE STREET, INC.


                                      GREGORY K. MARTIN
Date:  February 14, 1997              -----------------------------------------
                                      Gregory K. Martin, President

                               JUNGLE STREET, INC
              including the accounts of its wholly-owned subsidiary
                             Televar Northwest, Inc.



                                  EXHIBIT INDEX



Exhibit Number                  Description                     Sequential Page

     27                    Financial Data Schedule                      15