Form 10QSB
period 1997-03-31
JUNGLE STREET INC
filed 1997-05-20
CIK 1004932

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to________________

                       Commission File Number 0-27390

                             JUNGLE STREET, INC.
     (Exact name of small business issuer as specified in its charter)

            Utah                                            87-0368236
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 1997, 3,660,186 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No  [X]

                             JUNGLE STREET, INC
          including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.

                                 Form 10QSB

               For the Quarterly Period Ended March, 31, 1997

                              TABLE OF CONTENTS

                                                                 Page
                                                                ------
Part I.  FINANCIAL INFORMATION                                     3

Item 1.  Financial Statements                                      3

       Condensed Consolidated Balance Sheet - March 31, 1997
       and March 31, 1996                                          3

       Condensed Consolidated Statement of Operations - Three
       Months and Nine Months Ended March 31, 1997 and 1996        4

       Consolidated Statements of Cash Flows - Three Months
       and Nine Months Ended March 31, 1997 and 1996               5

       Consolidated Statement of Stockholders' Deficit
       Ended March 31, 1997                                        6

       Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8

Part II.  OTHER INFORMATION                                        12

Item 1.  Legal Proceedings                                         13

Signatures                                                         15

                              JUNGLE STREET, INC
            including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

                       Item 1.  Financial Statements

                           Condensed Balance Sheet
                                 (Unaudited)

                                                           March 31, 1997    March 31, 1996
                                                           --------------    --------------
ASSETS

Cash and cash equivalents                                  $     136,369     $      60,875
Accounts receivable, net                                         514,613           107,983
Inventory                                                          8,187            (9,654)
Prepaid expenses                                                  27,712             4,227
Deferred expenses                                                 81,621                 0
Note receivable                                                    8,000                 0
Note receivable, officer loan                                     10,000                 0
Interest receivable                                               18,457                 0
Current portion of long term notes receivable                    159,492                 0
                                                           --------------    --------------
      Total current assets                                       964,451           163,431
                                                           --------------    --------------

Net property and equipment                                 $     870,080     $     513,426
Other assets                                                     311,546           131,479
                                                           --------------    --------------
       Total assets                                        $   2,146,077     $     808,336
                                                           ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $   1,119,112     $     310,774
Accrued liabilities                                              259,085           150,705
Unearned fees                                                    220,598            11,285
Short term notes                                               1,352,000           232,883
Current portion of long term debt                                186,908            75,000
                                                           --------------    --------------
       Total current liabilities                           $   3,137,703     $     780,647
                                                           --------------    --------------
Long term debt                                             $     245,911     $     363,129
Other liabilities                                                      0                 0
Stockholders' equity                                          (1,237,537)         (335,440)
                                                           --------------    --------------
       Total liabilities and stockholders' equity          $   2,146,077     $     808,336
                                                           ==============    ==============

             See accompanying notes to financial statements.

                              JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                            Televar Northwest, Inc.

              Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                   Three months ended                   Nine months ended
                                                        March 31,                            March 31,
                                                 1997              1996              1997              1996
                                            --------------    --------------    --------------    --------------
Revenues                                    $     644,575     $     525,657     $   1,985,414     $   1,148,903
Cost of revenues                                  391,228           281,331         1,385,548           662,717
                                            --------------    --------------    --------------    --------------
Gross profit                                      253,347           244,326           599,866           486,186
Operating expenses:
    Selling, general and administrative           382,192           268,510         1,396,853           616,411
    Depreciation and amortization                   3,912             3,294            15,613            23,054
    Interest expense                               69,569            16,403           155,427            35,180
                                            --------------    --------------    --------------    --------------
Operating income (loss)                     $    (202,326)    $     (43,881)    $    (968,027)    $    (188,459)
                                            --------------    --------------    --------------    --------------

Other income (expense)                            (22,730)             (855)          (15,622)           12,033
Provision for income taxes                           -                 -                 -               (6,974)
                                            --------------    --------------    --------------    --------------
Net income (loss)                           $    (225,056)    $     (44,736)    $    (983,649)    $    (169,452)
                                            ==============    ==============    ==============    ==============
Net loss per share                          $       (0.02)    $       (0.11)    $       (0.07)    $       (0.34)
Weighted average number of
  shares outstanding                           14,640,745           500,300        14,640,745           500,300


              See accompanying notes to financial statements.

                             JUNGLE STREET, INC
        including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

                   Consolidated Statements of Cash Flows
        For the Three Month Periods ended March 31, 1997 and 1996

                                                                       Quarter Ended                   Nine Months Ended
                                                                          March 31,                        March 31,
                                                                    1997            1996             1997           1996
                                                                 (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
                                                                -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $ (225,056)     $    (44,736)   $   (983,649)   $   (169,452)
   Adjustments to reconcile net loss to net cash used:
      Depreciation                                                  53,890             5,645         141,040          23,054
      Amortization                                                   2,137              -              6,412            -
      (Increase) decrease in operating assets                     (307,857)          (28,583)       (496,702)        (41,695)
      Increase (decrease) in operating payables                     10,570           143,389         785,476         334,467
                                                                -------------   -------------   -------------   -------------
      Net cash provided by (used for) operating activities        (466,316)           75,715        (547,423)        146,374

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                              -             (271,464)       (485,435)       (376,387)
   Purchase of leasehold improvements                                 -               (4,022)           (358)         (4,022)
   Purchase of goodwill                                               -             (128,255)           -           (128,255)
   (Payment)/refund of deposit on equipment 2,600                     -              (23,022)         (1,000)
   Advances made on short-term notes receivable                       -                 -            (10,000)           -
   Payments received on short-term notes receivable                   -                 -              1,500            -
   New long term loans receivable                                     -                 -           (199,500)           -
   Payments received on long-term notes receivable                     520              -             13,200            -
                                                                -------------   -------------   -------------   -------------
      Net cash provided (used for) investing activities              3,120          (403,741)       (703,615)       (509,684)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on short-term notes                              (100,000)          (16,510)       (409,229)        (21,510)
   Borrowings on short-term notes                                  675,000            82,833       1,678,066         232,833
   Payments on long-term debt & capital lease obligations          (27,379)          (28,772)        (80,543)        (87,382)
   Borrowings on long-term debt & capital lease obligations           -              244,930         189,678         244,930
   Changes related to equity adjustments                              -                4,537            -             43,858
                                                                -------------   -------------   -------------   -------------
   Net cash provided by financing activities                       547,621           287,018       1,377,972         412,729
                                                                -------------   -------------   -------------   -------------
NET CHANGE IN CASH                                                  84,425           (41,008)        126,934          49,439

CASH BALANCE - BEGINNING OF PERIOD                                  51,944           101,883           9,435          11,436
                                                                -------------   -------------   -------------   -------------
CASH BALANCE - END OF PERIOD                                       136,369            60,875         136,369          60,875
                                                                =============   =============   =============   =============

                             JUNGLE STREET, INC
         including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.

             Consolidated Statement of Stockholders' Deficit
                                 March 31, 1997

                                                                         Additional
                                              Common         Common       Paid-in-     Stock Held    Accumulated  Stockholders'
                                              Shares          Stock       Capital       in Trust       Deficit      Deficit
                                            ------------  ------------  ------------  ------------  ------------  ------------
Balance, June 30, 1996                        1,697,420   $     1,697   $   376,057   $   (70,000)  $  (606,642)  $  (298,888)
Issuance of shares in conjunction            11,818,325        11,818       (11,818)                                        0
  with the merger with Televar
  Northwest, Inc. at the rate of
  five shares of Jungle Street,
  Inc. stock for one share of Televar
  Northwest, Inc. stock.
Issued shares in exchange for services        1,125,000         1,125        (1,125)                                        0
Issued shares for retirement of debt             45,000            45        44,995                                    45,000
Net loss for the nine month period                                                                     (983,649)     (983,649)
  ended March 31, 1997.
                                            ============  ============  ============  ============  ============  ============
Balance, March 31, 1997                      14,640,745   $    14,685   $   408,069   $   (70,000)  $(1,590,291)  $(1,237,537)

                              JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

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

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended June 30 1996, and 1995, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1996. The results of operations for the three-month and nine-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.  MERGER WITH TELEVAR NORTHWEST, INC.

     On August 30, 1996 Jungle Street, Inc. merged with Televar Northwest, Inc., a Washington corporation, ("Televar"). The merger was accomplished by a merger of a wholly-owned subsidiary of Jungle Street with Televar. Because Jungle Street's assets, liabilities and operations prior to the merger were nominal, these financial statements include the activity of both Televar and Jungle Street, Inc., retroactively restated to the beginning of the period covered herein. The Televar capital stock that was converted into Jungle Street common stock in the merger was converted based on a five-for-one conversion ratio.

   3.REVERSE STOCK SPLIT

     On April 12, 1997, Jungle Street, Inc. executed a one-for-four reverse stock split of its outstanding common shares. Before the split, Jungle Street, Inc. had 14,640,745 shares outstanding; after the completion effected of the stock split, it had 3,660,186 shares outstanding. At the time of the stock split, Jungle Street, Inc.'s trading symbol changed from "JUNS" to JNGS" on the electronic bulletin board exchange.







                                      -7-
                              JUNGLE STREET, INC
            including the accounts of its wholly-owned subsidiary
                            Televar Northwest, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-QSB for the quarter and nine-month periods ended March 31, 1997, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's current report on Form 10-KSB for the year ended June 30, 1996. The Company's actual results may differ materially from the results projected in the forward-looking statements.

OVERVIEW

     On August 30, 1996, Jungle Street effected a merger between a wholly-owned subsidiary formed for the purpose of the merger and Televar, a Washington corporation principally engaged in the business of Internet access and long distance telecommunications services (the "Merger"). The shareholders of Televar received 11,818,325 shares of common stock of Jungle Street in the Merger, resulting in the shareholders of Televar owning an aggregate of 83% of the 13,968,625 shares of Jungle Street common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly-owned subsidiary of Jungle Street. The Televar capital stock that was converted into Jungle Street common stock was converted based on a five-for-one conversion ratio, which was determined pursuant to arms-length negotiations between Jungle Street and the management of Televar. In connection with the Merger, Jungle Street also issued an aggregate of 1,125,000 shares of common stock (approximately 8% of the outstanding common stock on a post-merger basis) to certain consultants as compensation for services rendered to Jungle Street prior to the Merger.

     Prior to the Merger, Jungle Street was inactive and had only nominal assets and liabilities. The financial statements included in this report include the activity of both Televar and Jungle Street retroactively restated to the beginning of the periods covered by the financial statements.

                             JUNGLE STREET, INC
         including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

REVENUES.

     Revenues for the three months ended March 31, 1997, were $644,575, a 22.6% increase over the revenues of $525,657 from the three month period ended March 31, 1996. Approximately 99% of the revenues for the three months ended March 31, 1997, represent Internet access fee revenues and approximately 1% represented equipment and software related sales.
Revenues for the three months ended March 31, 1996, are approximately 67.5% or $355,152 for Internet access fees and 32.5% for long distance services. Revenues increased $282,977 in Internet access fees or 83.9%, while revenues decreased $170,504 in long distance services between the three month periods ended March 31, 1997, and March 31, 1996. Revenues for the nine months ended March 31, 1997, were $1,985,414 and represent a 72.8% increase or $836,511 over the nine months ended March 31, 1995, with
revenues of $1,148,903.    The growth in Internet access revenues was due
primarily to a significant increase in Internet access service and VAR fee revenues due to the growth of the Company's Internet customer base. The decrease in the long distance services was due to the change in the Company's long distance reseller status. In November 1996, the agreement the Company had with Association Communications, Inc. ("ACI"), pursuant to which the Company was an exclusive distributor of ACI long distance service in certain markets in eastern Washington state, was terminated by ACI. The Company has not negotiated a replacement contract with another long distance carrier and as a result is currently not offering long distance services to its customers. Although the Company expects to re-establish a relationship with a long distance carrier in the future, for the immediate short-term, the Company does not expect any long distance service revenues, particularly during the quarters ending March 31 and June 30, 1997.

COST OF REVENUES.

     Cost of revenues for the three month period ended March 31, 1997, was $391,228 compared with cost of revenues for the three months ended March 31, 1996 of $281,331, increasing from 53.5% to 60.7% of revenues, respectively. The cost of revenues for the nine months ended period March 31, 1997, was $1,385,548 and $662,717 for the nine months ended period March 31, 1996, increasing from 57.7% to 69.7% of revenues, respectively. The increase in the cost of revenues was primarily due to incremental costs associated with expanding internet service to new market regions and a shift from long distance resale to internet access services. Also included in the cost of revenues was additional line charges of $61,544 allocable to the previous quarter. The charges are a result of accounting policy changes instituted in conjunction with several other new corporate management changes. The Company does not believe the changes are sufficiently significant to require restatement of the prior quarter's Form 10QSB. The net effect of these charges increases the cost of revenues to $391,228; when the cost of revenues are reduced by these charges, the net effect is that the cost of revenues

                               JUNGLE STREET, INC
            including the accounts of its wholly-owned subsidiary
                            Televar Northwest, Inc.


is reduced to $329,684 or 51.1% of revenues. The Company expects that cost of revenues will continue to increase in absolute dollars as the Company continues to expand its network operations, increase its subscriber base and expand its infrastructure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's selling, general and administrative expenses consist primarily of payroll and related expenses for administrative, customer support and marketing personnel, compensation costs for direct sales personnel, commissions, professional fees and other costs related to the indirect distribution and bad debt expense. SG&A costs were $382,192 for the three months ended March 31, 1997 compared to $268,510 for the three months ended March 31, 1996, increasing from 51.1% to 59.2% of revenues, respectively. The SG&A costs for the nine months period ended March 31, 1997, were $1,396,853 and $616,411 for the nine months period ended March 31, 1996, increasing from 53.6% to 70.3% of revenues, respectively. The increase in SG&A expenses during the 1997 period resulted primarily from increased personnel and increased sales and marketing efforts of expanding internet access service to new geographical markets. SG&A expenses for the three month period ended March 31, 1997, decreased 20.3% or $131,673 compared to the three month period ended December 31, 1996, while increasing the customer base 10% to 11,000 users. The decrease in SG&A was due to decreases in salaries and increases in operating efficiencies. Also included in the SG&A expenses were additional contract labor charges of $12,478 allocable to the previous quarter. The charges are a result of accounting policy changes instituted in conjunction with other new corporate management changes. The Company does not believe the changes are sufficiently significant to require restatement of the prior quarter's Form 10QSB. The net effect of these charges increase the cost of revenues to $382,192; when the SG&A expenses are reduced by these charges, the net effect is that the S&A expenses are reduced to $369,714 or 57.3% of revenues.

OTHER INCOME

     Other income was $(22,730) for the three months ended March 31, 1997 and $(855) for the three months ended March 31, 1996. In the three month period ended March 31, 1996, other income consisted primarily of income received as a result of a settlement of a dispute with one of the Company's suppliers. The period-to-period decrease in other income was due to the lump sum payment of the settlement in the 1996 period.

LIQUIDITY

     At March 31, 1997, the Company's total current assets were $974,454 and its total current liabilities were $3,137,703 for a net working capital deficit of $2,163,2490.

                             JUNGLE STREET, INC
          including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

     The Company has been working to satisfy its cash requirements through a combination of cash flow from operations and borrowings from commercial lenders and other third parties. In September 1996, the Company entered into a loan agreement with a lender for $500,000 in "bridge" financing. In March 1997, this loan was increased to $650,000. The loan bears interest at 18% per annum and is secured by all assets, tangible and intangible, including trade secrets, either now owned or hereafter acquired, of the Company. Personal guarantees of the obligations of the Company under the bridge loan were provided by the Company's former Chief Executive Officer and President. The Company was obligated under the loan to make interest payments of $7,500 on each of November 1 and December 1, 1996 and January 1, 1997. The entire principal balance, together with all outstanding accrued interest was due and payable on or before the earlier of: 1) January 1, 1997 or 2) the closing of an offering of common stock and/or warrants in an amount greater than $2,000,000. The Company subsequently extended the due date to July 1, 1997, in accordance with the terms of the loan agreements. Per the terms of this modification agreement, the Company will pay extension fees of $16,250 on or before April 1, 1997, $19,500 on or before May 1, 1997, and $22,750 on or before June 1, 1997, in addition to the interest due. Also, the lender returned the guarantees of the former CEO and President in exchange for guarantees of the Company's directors.

     In November 1996, the Company entered into a letter of agreement regarding potential equity financing transactions with Seattle Online Inc., a Washington corporation, and a subsidiary of American United Global, Inc., a Delaware corporation. Pursuant to the terms of the agreement, the Company entered into loan agreements with Seattle Online Acquisition Corporation, a Washington corporation, and borrowed a total of $82,000.
The loan bears interest at 12% per annum and is due in full on April 10, 1997.

     In December 1996 and January 1997, the board of directors of the Company and the Company entered into loan agreements for a bridge loan of $150,000. The loan bears interest at 12% per annum and is due in full on May 10, 1997.

     In January 1997, major shareholders of the Company and the Company entered into loan agreements for a bridge loan of $450,000. The loan bears interest at 12% per annum and is due in full on July 10, 1997.

     The Company currently is in default with respect to payments due to a third party under a $20,000 promissory note that the Company issued in April 1996. All principal and interest under the note was due in October 1996. The note is convertible at the option of the holder into common stock of the Company at $2.50 per share. The holder has not made demand or filed suit.

     The Company currently is delinquent or in default with respect to payments owed to trade creditors in the approximate aggregate amount of $ 537,174. The Company currently does not have a line of credit in place with a commercial lender.
                                     -11-

                             JUNGLE STREET, INC
          including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

     The Company's cash from operations is not sufficient to fund budgeted operations. The Company requires additional financing in order to fund its operating plan and budget and is currently in discussions with several potential equity financing sources. The Company also has implemented a restructuring plan designed to reduce expenses and improve profitability of operations. As a part of this plan, the Company reduced its total employees from 39 to 24 in December 1996. There is no assurance, however, that these measures will result in profitable operations or that additional equity capital will be raised on terms that are favorable to the Company, if at all. If the Company is unable to implement a successful restructuring and raise additional capital, the Company may be unable to continue operations.

                             JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

                        Part II.  OTHER INFORMATION

                        Item 1.  Legal Proceedings

     On November 21, 1996, the Company was advised that a complaint was being prepared in the Superior Court of the State of Washington, in and for the County of Chelan, by Mr. E. Gus Noyd and Laura Jean Noyd, husband and wife, previous landlord of the Company. The complaint sought a judgment for damages allegedly occurring when the Company vacated Mr. Noyd's premises and defaulted on the then current lease agreement. The Noyds subsequently obtained a default judgment against the Company in the amount of $124,822.90. In January 1997, the Company obtained a court order to overturn the default judgment. The Company has reviewed the matter with its legal counsel and believes that the amount owed the Noyds does not exceed $25,000, and is attempting to negotiate a resolution of the lawsuit. In the event that a settlement is not reached, the Company intends to vigorously defend the complaint. However, the Company is unable to predict the outcome of this action or the possible extent of its liability to the Noyds.

     On November 27, 1996, the Company was advised that a complaint was being prepared in the Superior Court of the State of Washington, in and for the County of Chelan, by Priority Computers, a trade vendor of the Company. The complaint sought a judgment for damages allegedly occurring when payments made by the Company for computer equipment became delinquent. Priority Computers subsequently obtained a default judgment against the Company in the amount of $64,344.23. In November, 1996, the Company obtained a restraining order to allow the companies to settle the lawsuit. In February 1997, the Company and Priority Computers settled and resolved the matter.

     On December 20, 1996, the Company was advised that a complaint was being prepared in the Superior Court of the State of Washington, in and for the County of Chelan, by Hamilton & Associates, Ltd., a Washington corporation and a trade vendor of the Company. The complaint sought a judgment for damages allegedly occurring when payments made by the Company for monogrammed clothing and marketing premiums became delinquent. In March 1997, the Company and Hamilton & Associates, Ltd. settled and resolved the matter.

     On March 19, 1997, the Company was advised that a complaint was being prepared in the Chelan District Justice Court of the State of Washington, in and for the County of Chelan, by Evergreen Financial Services, Inc., a Washington corporation representing Management Recruiters, a trade vendor
of the Company.   The complaint sought a judgment for damages in the amount
of $15,000.00 allegedly occurring when payments made by the Company for employment recruiting services became delinquent. The Company has reviewed the matter with its legal counsel and believes that the amount owed Evergreen Financial Services, Inc. for Management Recruiters does not exceed $7,500, and is attempting to negotiate a resolution of the lawsuit. In the event that a

                                     -13-
                              JUNGLE STREET, INC
          including the accounts of its wholly-owned subsidiary
                           Televar Northwest, Inc.

settlement is not reached, the Company intends to vigorously defend the complaint. However, the Company is unable to predict the outcome of this action or the possible extent of its liability to the Evergreen Financial Services, Inc.

                             JUNGLE STREET, INC
        including the accounts of its wholly-owned subsidiary
                         Televar Northwest, Inc.



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


JUNGLE STREET, INC.



Date: May 19, 1997            /s/ Roger P. Vallo
                              ----------------------------
                              Roger P. Vallo, President

                              JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                            Televar Northwest, Inc.


                                EXHIBIT INDEX

Exhibit Number                   Description                Sequential Page
      27                   Financial Data Schedule                15