Form 10KSB40
period 1997-06-30
JUNGLE STREET INC
filed 1997-10-14
CIK 1004932

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

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

       Securities registered under Section 12(b) of the Exchange Act:
                                       None

       Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|
 .
The issuer's revenues for its most recent fiscal year were $2,300,000

The aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq Electronic Bulletin Board, as of October 7, 1997, was $13,149,254.

The number of shares outstanding of the issuer's Common Stock, as of October 7, 1997 was 3,187,698 shares.

Transitional small business disclosure format (check one):  Yes [ ] No  X

                                  Part I

Preliminary Note Regarding Forward-looking Statements

     The information set forth in this report in Item 1 - "Description of Business" and in Item 6 - "Management's Discussion and Analysis or Plan of Operation" includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by those sections. Certain factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in Item 1 - "Considerations Related to the Company's Business."

Item 1.  Description of Business

Overview

     Jungle Street, Inc. ("Jungle Street"), through its wholly owned subsidiary, Televar, Inc. ("Televar"), provides Internet access and long distance telecommunications services. The Company has no business operations of its own. The principal asset of the Company is the common stock of Televar. Unless the context indicates otherwise, Jungle Street and Televar are collectively referred to herein as the "Company."

     The Company is a provider of integrated Internet and telecommunications services for private and commercial applications and users. Televar has been in the telecommunications business since 1983. It was the first Internet Service Provider ("ISP") to offer Internet access to rural areas of the country under a distribution model that relies on local dealers ("VARs") in
each market served.   As of June 30, 1997, Televar supported more than
10,000 ISP subscribers. The Company's strategy is to continue to establish market share positions through VARs and to gain market share in urban markets by entering into distribution relationships with computer retail chains and through strategic acquisitions of local and regional ISP's. Televar's long distance telecommunications can be combined and integrated with dedicated Internet services to provide total communication solutions for commercial businesses. The staff of Televar also provides contracted consulting services to commercial accounts in the telecommunications, WEB hosting and Internet application development markets.

     The Company in its current form is the result of an August 1996 merger between a wholly-owned subsidiary of Jungle Street and Televar (the "Merger"). Prior to the Merger, Jungle Street had no active business and had nominal assets and liabilities. Pursuant to the terms of the Merger, Televar's shareholders received approximately 83% of the 13,968,625 shares of the common stock of Jungle Street outstanding on the effective date of the Merger in exchange for all of the outstanding shares of Televar's common stock. On the effective date of the Merger, the officers and directors of Televar became the officers and directors of the Company and Jungle Street's existing officers and directors resigned. See "Management's Discussion and Analysis or Plan of Operation Overview."

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

      On June 13, 1997, the Company and Pacific Aerospace & Electronics, Inc. ("PA&E) entered into an Operations Consulting and Expense Reimbursement Agreement (the "Interim Agreement"), whereby PA&E agreed to provide certain consulting, management and financial assistance and support to the Company until a proposed acquisition of the Company by PA&E could be completed. The parties subsequently determined they would not proceed with the acquisition transaction. During the period June 17 through October 9, 1997, PA&E advanced approximately $2,626,500 to the Company under the terms of the Interim Agreement in the form of direct payment of or reimbursements for operating expenses of the Company and the guarantee of a line of credit with KeyBank for $1,300,000. PA&E and the Company have not yet agreed to terms under which the balance due PA&E under the Interim Agreement will be repaid by the Company. See "Certain Relationships and Related Transactions." In addition, PA&E owns and/or controls approximately 4.9% of the Company's outstanding common stock.

     The Company's headquarters are located at 215 Yakima Street, Wenatchee, WA 98801. Its telephone number is (509) 664-9004.

Considerations Related to the Company's Business

     The following factors should be considered in evaluating the Company's business and operations:

Limited Operating History, Operating Losses

     The Company has had a limited operating history in the Internet access and long distance services industries. Although the Company has experienced recent growth in revenues, it experienced net losses of $2,787,000, $367,000 and $106,000, respectively, in each of the fiscal years ended June 30, 1997, 1996 and June 30, 1995. The Company's current focus is on developing its Internet subscriber base. Notwithstanding cost-saving measures that the Company has implemented, it expects for the foreseeable future to continue to incur net losses. See "Management's Discussion and Analysis or Plan of Operation." There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

Need for Additional Capital

     The success of the Company will depend in significant part on its ability to raise additional equity or debt financing, or combination of debt and equity financing, to pay existing obligations, to provide working capital, and to finance operations and potential acquisitions. Under the Interim Agreement with PA&E, the Company has borrowed directly from PA&E or
PA&E has guaranteed a total of approximately $2,626,500.   The Company is
attempting to negotiate terms under which it will pay PA&E the balance due under the Interim Agreement. See "Management's Discussion and Analysis or Plan of Operation." The Company will be required to seek additional funding from other sources to repay amounts borrowed from PA&E, to repay other debt and to finance its operations. The Company's current working capital sources are insufficient to fund its near-term operations. There is no assurance that the Company will be able to raise additional capital on favorable terms or, if it raises such additional capital, that such financing will be sufficient to permit the Company to operate profitably. Further, there can be no assurance that the Company and PA&E will agree upon terms under which the Company will repay to PA&E the balance due and owing under the Interim Agreement. Failure to obtain additional funding and to negotiate favorable terms for the repayment of amounts owed PA&E under the Interim Agreement will adversely affect the Company's operations and its ability to continue in business.

New and Uncertain Market

     The market for Internet access services and related products is in an early stage of growth. Because this market is relatively new and because current and future competitors are likely to continue to introduce competing Internet connectivity and/or on-line services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. If demand for Internet services fails to grow or grows more slowly than anticipated, or if the market becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected.

Dependence on Network Infrastructure

     The future success of the Company's business will depend in large part upon the capacity, reliability and security of its network infrastructure. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increases, and to meet changing customer requirements. The expansion and adaption of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all, or that the Company will be able to deploy successfully the contemplated network expansion. Any failure of the Company to expand its network infrastructure on a timely basis or to adapt into changing customer requirements or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

     The market for Internet access services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company's competitors include other local access providers as well as many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company, including (1) national and regional commercial ISP's, such as NETCOM On-Line Communication Services, Inc.,
PSINet and UUNET Technologies, Inc.; (2) established on-line services that offer Internet access, such as America Online, Inc. ("AOL"), CompuServe Incorporated ("CompuServe"), Prodigy Services Company, Genie, and Delphi Internet Services; (3) computer hardware and software and other technology companies, such as IBM and Microsoft Corp. ("Microsoft"); (4) national long distance carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI") and Sprint Corporation ("Sprint"); (5) regional telephone companies; (6) cable operators, such as Tele-Communications, Inc.; and (7) nonprofit or educational ISPs. In addition, the Company believes that new competitors, including large computer hardware and software, media and telecommunications companies will enter the Internet access market, resulting in even greater competition for the Company. Recently, AOL announced it would acquire CompuServe, resulting in the largest on-line service in the world. See "Competition."

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

     The long distance telecommunications industry also is intensely competitive and is significantly affected by the introduction of new services and the market activities of major industry participants. Competition in the long distance industry is primarily based upon pricing, customer service, network quality and value-added services. The Company competes with AT&T, MCI, Sprint, and other national and regional long distance carriers. Most of the Company's competitors have greater name recognition, more extensive transmission networks and greater engineering and marketing capabilities than the Company and have, or have access to, substantially greater financial and personnel resources than those available to the Company. See "Competition." The ability of the Company to compete effectively in the telecommunications industry will depend upon its continued ability to provide high quality, market-driven services at competitive prices. There can be no assurance that the Company will be able to compete successfully with existing or future long distance telecommunications services providers.

Dependence on Third-party Telecommunications Services

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

Dependence on VARs

     The Company currently derives a significant percentage of its operating revenue from the grant of exclusive sales territories to VARs pursuant to exclusive sales agency agreements. Under these agreements, the Company grants VARs exclusive rights to sell the Company's dial-up Internet access service within specified territories, generally defined as the applicable local exchange area, in return for the payment to the Company of a fixed fee. This fee is intended to cover the costs of extending Internet services into the new market. The failure by the Company to continue expanding its service area by entering into relationships with new VARs could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently markets and distributes its Internet access services primarily through its VAR network. The Company is highly dependent on continuing relationships with its VARs to acquire new customer accounts, promote its service, and provide customer support. Failure of the VARs to perform their obligations to the Company could have a material adverse effect on the Company's business, financial condition, and results of operation.

Technological Change and New Services

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

Dependence on Key Personnel

     The Company is highly dependent on the technical and management skills of its key employees and its ability to identify, hire and retain additional personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel.

Government Regulation

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

Absence of Dividends

     The Company has not paid or declared any cash dividends with respect to the common stock and has no present intention of doing so in the foreseeable future. The Company currently anticipates that it will retain all available funds to finance its business activities.

Internet Industry Background

     The Internet is a global network of thousands of interconnected computer networks. In addition to e-mail and file transfer capability, perhaps the most exciting commercial developments are occurring on that portion of the Internet known as the World Wide Web (the "Web"). The Web is a distributed hypermedia environment within the Internet, released to the Internet community in 1991. Global hypermedia allows multimedia information to be located on a network of servers around the world which are interconnected, allowing the user to search and access the information by "clicking" on hyperlinks. Any hyperlink (consisting of text, an icon or an image in a document) can point to any document anywhere on the Internet.

     The search system permits the use of user-friendly consumer-oriented "homepages" linked by hyperlinks, simplifying the task of navigating among the files and documents offered on the Internet, making use of software products known as "browsers." Popular browsers include Netscape Navigator, Mosaic, NetCruiser and Microsoft's Internet Explorer. The popularity of the Web as a commercial medium is due, in part, to its ability to facilitate global sharing of information and resources, as well as its potential to provide an efficient channel for advertising, marketing, and direct sales and distribution of certain goods and information services. With the growth and increasing commercialization of the Internet, a large number of companies have emerged to provide Internet access and related services and products. ISPs vary widely in geographic coverage, customer focus, and levels of Internet access provided to subscribers. Providers may concentrate on certain types of subscribers, such as businesses or individuals, which differ substantially in the type of service and support required. Providers also may differ according to whether they provide direct or non-direct access to the Internet. Direct access through Internet protocols such as Serial Line Interface Protocol ("SLIP") or Point-to-Point Protocol ("PPP") enable users to establish direct connections to other computers on the Internet, including Web sites or other users. A number of the major commercial on-line service providers currently offer non-direct access to the Internet which requires users to access the Internet through a host computer controlled by the service provider. Under this architecture, users frequently are dependent on the service provider to determine which Internet applications are available to them. Other regional and national ISPs generally offer direct Internet access to customers, which enables users to access the full range of Internet resources.

The Company and the Internet

     The Company is an ISP and offers its subscribers electronic mail ("e-mail) capability and complete Internet access. Access is made through a personal computer, using a dial-modem and communications software available both from the Company and most retail computer retailers. Most users elect to use a PPP account, which allows the user to run graphical software to access Internet information sources on the WEB. Other users may opt to use a standard text based account, allowing the user to read and send text files, without graphics available using the PPP. The Company maintains a high speed, distributed client server network that allows subscribers in the Company's coverage areas to access its network through a local telephone call. In addition, the Company's dedicated leased-line private network enables the Company to charge subscribers flat monthly fees without per hour use surcharges. Dedicated lines generally as substantially faster and can be used to configure a local area network ("LAN") as part of the Internet, making access available to all users on a LAN without the need for separate accounts.

     The Company currently provides local access to the Internet in 28 market areas encompassing approximately 60 communities in Washington. The aggregate population of these market areas is estimated by the Company to be approximately 11,600 people. The smallest community has approximately 1000 inhabitants and the largest is estimated to have approximately 1,000,000. Using the local access numbers, the subscribers to the Company's services can dial a local number free of long-distance charges and gain access to the Internet.

     The Company also offers electronic advertising of goods, services and information via the Web. Electronic ads or "home pages" designed by the Company are used by businesses and organizations to advertise on the Internet. Home pages range in complexity from relatively simple menus to elaborate catalogs with flashy graphics and photographs. Recently, the Company began offering an agriculture-related "mall" known as treefruit.com, which includes as participants the Washington Apple Commission, other related associations and vendors of product and information pertinent to the industry. Design and production of the home pages offered by the Company generally is handled by the Company's in-house account teams.

     Internet users worldwide can view a customer's home page on the Web. The home pages reside on the Company's computer server. If the user does not know the Internet address of a home page, it can be found using a Web browser software with sophisticated search engines. From the home page, the user can view and read information about the Company, its products and services, and any other information the Company uses in its "infomercial" format. Generally, a customer can order from the home page by completing an on-line order form and sending it via e-mail, through the Company's server, to the advertiser, who then fills the order. Payment can be made by check or by using a credit card (through encryption).

     High quality service and competitive, fixed-rate pricing are the two most important features of the Company's services. Competition in the area of access comes from two sources: small independent ISPs and large on-line services such as AOL, CompuServe, Prodigy, Microsoft and AT&T. AOL and CompuServe recently announced a business combination which will further increase the size of AOL as the largest access provider in the world. Access provided by many of the smaller companies often suffers in quality due to the lack adequate telephone lines and equipment, resulting in busy signals during peak usage periods. On the other hand, Internet access provided by the major on-line services is usually expensive, with flat monthly fees ranging between $4.95 and $29.95 and hourly charges ranging between $1.95 and $2.95, plus the cost of long distance calls (if the provider does not provide local access). In addition, in some areas, the large services do not provide access speed in excess of 9,600 bps.

     In contrast to many of its competitors, the Company uses a distributed client server network to provide its Internet access services. Currently, AOL and CompuServe, as well as most regional and local providers, use a host-centric technology. The Company's configuration allows distribution of the network with greater flexibility and recovery in the event of system outages. For dial-up service, the Company's system is designed to operate at speeds up to 33,600 bps, compared with speeds of between 9,600 and 28,800 bps among major commercial on-line services and many regional and local ISPs. For the Company's subscribers, this results in connection and navigation two to three times faster than these competitors. Even among those competitors that operate at 28,800 bps, the Company offers its subscribers a 20% speed advantage in those locations where a 33,600 bps connection can be made. The Company's Sprintlink DS-3 provides significant bandwidth, further distinguishing the Company's service from that of many of its competitors.

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

     In December 1995, the Company became the first ISP in the Pacific Northwest to obtain a license to distribute Netscape Navigator on a retail basis bundled with its own Internet access services. Unlike the retail version of Netscape Navigator, the version licensed to the Company is customized for use on the Company's own network and comes with a "point and click" installation utility that installs the software and automatically detects and configures the modem. The Company currently offers Netscape Navigator at no charge to its annual subscribers and at a sliding discount to its other subscribers. The Company has developed its own packaging and installation instructions for use in the retail environment. The Company also distributes Microsoft Explorer under a license from Microsoft to a portion of its subscriber base at no charge in order to provide an alternative to Netscape Navigator.

     One of the key components of the Company's business strategy is to provide superior customer service and support, using its in-house technical support staff and its network of VARs. The Company provides a toll-free customer support line 12 hours a day, six days a week. In addition, the VARs provide both face-to-face and telephonic support in their local communities.

     The Company seeks to attract and retain Internet access customers by emphasizing reliable, high speed service, competitive pricing, user-friendly access software, and superior customer service and support. An important element of the Company's sales and marketing strategy has been the development of VARs as its primary distribution channel. In exchange for a fixed fee payable to the Company, VARs agree to market the Company's Internet access services in their localities and are entitled to a commission of approximately 25% on access revenues generated over the terms of their agreements with the Company.

     VARs also provide training and support to subscribers under their agreements with the Company. The financial incentives provided by the Company are designed to motivate the VARs to promote the Company's services through advertising, in-store consulting and seminar programs. The Company also has a co-op advertising program that matches VAR contributions up to a maximum of $1,000 per month. In addition, the Company plans to develop a comprehensive marketing plan for its VAR program that would promote the VARs' products and services together with the Company's services. The Company believes that the VAR program will enable it to benefit from the name recognition, customer relationships, and general goodwill of its distributors in their local markets.

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

Competition

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

     Most of the Company's competitors, including each of those identified above, possess financial resources significantly greater than those of the Company and, accordingly, could initiate and support prolonged price competition to gain market share. For example, the communications carriers could significantly undercut the Company's pricing for dial-up and other services due to their existing investment in telecommunications infrastructure. If significant price competition were to develop, the Company likely would be forced to lower its prices, possibly for protracted period(s), which would have a material adverse effect on its financial condition and results of operations and could threaten its economic viability. In addition, the Company believes that the Internet access and on-line services business is likely to encounter consolidation in the near future, which could result in increased price and other competition in the industry and consequently have an adverse impact on the Company's business, financial condition and results of operations.

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

Employees

     The Company currently has 23 full time employees, including 13 employees in customer service, 3 in sales and marketing, 3 in network operations, and 5 in management and administrative functions. The Company also employs 2 individuals on a part-time basis, both of whom work in customer service. The Company believes that its relations with its employees are good.

Item 2.   Description of Property

     The Company leases a 3,800 square foot facility in Wenatchee, Washington, for use as its headquarters office and operations center. This facility, which previously was used as a telephone operator services center for Pacific Northwest Bell, is located near a GTE central office. Because of its prior use, the building has significant conduit running between it and the GTE central office. Accordingly, the Company has been able to connect its telephone and Internet equipment inexpensively via T-1 lines with the GTE central office for the Company's Internet and long distance voice and data communications services. Although the Company plans to retain this facility as its operations center and believes that this space is adequate to meet its near-term requirements, the Company may move its administrative, sales, and management personnel to another location at some future date.

Item 3.   Legal Proceedings

     There are no material legal proceedings to report at this time.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  Part II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          Matters.

     Until February 13, 1996, there was no public market for the Company's common stock. From that date, the common stock has been listed on the Nasdaq Electronic Bulletin Board. Until April, 1997, the stock was traded under the symbol "JUNS". In April, 1997, the Company approved and implemented a 4 for one reverse split of its common stock, reducing the number of issued and outstanding shares of its common stock from 14,460,745
to 3,615,186 shares.   Since April 1997, the Company's common stock has
traded under the symbol "JNGS." The prices indicated in the following chart reflect this reverse split.

     The following table shows the range of high and low bids for the common stock as reported by Nasdaq for each period in the fiscal years shown below.

      Period                                      High            Low
      -----------------                        ---------       -----------
      1996

      Third Quarter
         (from February 13, 1996)                  No Quotes Entered
      Fourth Quarter                               No Quotes Entered

      1997

      First Quarter                              $1.8125          $0.625
      Second Quarter                               1.250           0.750
      Third Quarter                                1.750           0.750
      Fourth Quarter                               6.875           1.625

      1998

      First Quarter                               $5.625          $3.750

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of October 7, 1997, there were 425 holders of record of 3,718,428 shares of common stock issued and outstanding.

     The Company has never declared or paid cash dividends on the common stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     During the past three years, the Company has sold the following securities without registration of such securities under the Securities Act of 1933, as amended.

     In fiscal year 1997, the Company issued 1,125,000 shares of common stock to consultants who were shareholders of Jungle Street prior to the Merger and who provided financial and other services to that entity. The Company also agreed to reserve 750,000 shares of its Common Stock as a commission to a consulting firm which is owned and managed by shareholders of the Company.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Overview

     On August 30, 1996, the Company effected the Merger between a wholly owned subsidiary formed for that purpose and Televar. The shareholders of Televar received 11,818,325 shares of the Company's common stock in the Merger, resulting in the shareholders of Televar owning an aggregate of 83% of the 13,515,745 shares of Jungle Street common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly-owned subsidiary of the Company. The Televar capital stock that was converted into Jungle Street common stock was converted based on a five-for-one conversion ratio, which was determined pursuant to arms-length negotiations between the Company and the management of Televar. In connection with the Merger, the Company also issued an aggregate of 1,125,000 shares of common stock (approximately 8% of the outstanding common stock on a post-merger basis) to certain consultants as compensation for services rendered to the Company prior to the Merger.

     Prior to the Merger, the Company was inactive and had only nominal assets and liabilities. See "Description of Business". The financial statements included in this report include the activity of both Televar and Jungle Street retroactively restated to the beginning of the periods covered by the financial statements.

     On March 24, 1997, the Company effected a 1 share for 4 shares reverse split of the Company's 14,640,745 shares of the then outstanding common stock, retaining the authorized number of shares at 50,000,000 and the par value at $0.001 per share.

Results of Operations

     Revenues for the year ended June 30, 1997 were approximately $2,303,000. Of these revenues, approximately 84% represented Internet access charges, approximately 13% represented long distance services and approximately 3% represented other goods and services. Comparatively, revenues for the year ended June 30, 1996 were approximately $1,697,000. Of these revenues, approximately 59% represented Internet access and VAR fee revenues, approximately 38% represented long distance service and approximately 3% represented cellular services. Internet access revenues increased in 1997 due to the Company's marketing efforts. Also, 1997 represents a full year in the Internet access business which began in fiscal year 1996. Management adopted the accounting policy in 1997 of deferring VAR revenues until certainty of collection has been historically demonstrated. Long distance revenues are significantly lower in 1997 because the Company discontinued its relationship with its long distance provider. The Company is currently reviewing its vendor options to reenter the market as a long distance reseller.

     Cost of sales for the year ended June 30, 1997 were approximately $2,301,000, compared to cost of sales for the year ended June 30, 1996 of $1,454,000. Cost of sales consists primarily of software license fees, commissions and network operating cost, including leased line and local access charges. Cost of sales increased as a percentage of revenues from approximately 86% in 1996 to 99% in 1997. This increase can be attributed to expanding the Company network, including the installation of additional lines in advance of anticipated growth in the Company's subscription base.

     Sales, general and administrative expenses consist of primarily personnel and marketing expenses. Sales, general and administrative expenses were $2,635,000 for the year ended June 30, 1997, compared to $579,000 for the year ended June 30, 1996. The increase in expenses during the 1997 period were primarily attributed to higher personnel, marketing and administrative costs.

Liquidity

     At June 30, 1997, the Company's total current assets were $482,000 and its total current liabilities were $4,385,000 for a net working capital deficit of $3,903,000.

     The Company has met some of its cash requirements through a combination of cash flow from operations and borrowings from banks and other third parties. During the year ended June 30, 1997, the Company borrowed $1,919,000 from third parties at interest rates ranging from 8% to 18%. The Company made payments during the year of approximately $250,000 under these loan arrangements. In certain cases, the Company issued common stock and common stock purchase warrants for forgiveness of debt and in consideration of services rendered to the Company.

     The Company is currently in default with respect to payments due to a third party under a promissory note with an original balance of $87,000 that the Company issued in February 1996. The remaining unpaid balance is approximately $70,000 as of June 30, 1997. Management is in the process of negotiating a settlement or repayment plan to satisfy this note. The Company is also currently in default with respect to payments due to a third party under a $42,000 promissory note that the Company issued in November 1996. The principal and interest was due in March 1997.

     The Company has a $1,300,000 line of credit in place with a commercial lender that was executed in July 1997. This line of credit is guaranteed by PA&E under the terms of the Interim Agreement. The line has been fully utilized and is not available for additional borrowing.

     The proceeds from borrowings, together with cash from operations, are insufficient to fund budgeted operations for the near term. The Company will require additional financing in order to fund its operating plan and budget and is in discussions with several potential equity financing sources. There is no assurance, however, that these discussions will result in additional equity capital on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected. See
Note 16 to Notes to the Financial Statements.

Item 7. Financial Statements

The consolidated financial statements of the Company follow and are a part of this report.

Index to Financial Statements
                                                                       Page
                                                                      ------
Independent Auditor's Report                                             1
Balance Sheet, June 30, 1996                                           2 - 3
Statements of Operations for the Years Ended June 30, 1996
  and June 30, 1997                                                      4
Statements of Stockholders' Deficit for the Years Ended
  June 30, 1996 and June 30, 1997                                      5 - 6
Statements of Cash Flows for the Years Ended June 30, 1996
  and June 30, 1997                                                    7 - 8
Notes to Financial Statements                                         9 - 20

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                     Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The following table sets forth information as of September 30, 1997 regarding the directors and executive officers of the Company.

NAME                          Age        Position with Company
--------------------        -------      -----------------------------------
Roger P. Vallo                62         President, Chief Executive Officer,
                                                                   Director
Donald Cotton                 59                                   Director
Michael Hendrickson           52                                   Director
William F. Davis              65                                   Director
Douglas H. Ebstyne            55                                   Director
_________________________

     Roger P. Vallo has been a director of the Company since August 1996 and the President and CEO of the Company since April 15, 1997. Prior to that time, he was a director of Televar. He has been a director of PA&E, and its predecessors since May 1994. Mr. Vallo served as a director of Pacific Coast Technologies, Inc., from February 1991 to November 1995 and as Secretary of that company from July 1993 to October 1994. From 1990, he served as a director of the predecessor of Pacific Coast Technologies, Inc., and subsequently as a director of Pacific Coast Technologies, Inc. Mr. Vallo also is the President and Chief Executive Officer of Prudential Preferred Properties in Everett, Washington.

     Donald B. Cotton has been a director of the Company since August 1996. Prior to that time, he was a director of Televar. He has been a director of PA&E since February 1995 and with its predecessors from 1993 to 1995. Mr. Cotton retired from GTE in 1993, where he served most recently as a vice president. He is currently self-employed as a software consultant.

     Michael Hendrickson has been a director of the Company since April 4, 1997. Mr. Hendrickson has over 25 years of experience in the insurance business with Prudential Insurance. He spent 22 years in management, most recently as V.P. of Regional Marketing in the Pacific Northwest. Mr. Hendrickson has been involved in real estate investing and realty operations since the late 1970's. He is currently on the board of directors of Robodyne Corporation (Minneapolis, MN), Hendrickson Mining & Exploration (Anchorage, AK), Advantage Video Productions (Everett, WA), and West Coast Management Production & Capital (Bellevue, WA). Mr. Hendrickson currently works as a private consultant for major life insurance companies in the U.S.

     William F. Davis has been a director of the Company since June 19, 1997. He is President and CEO of Digital Network Associates, Inc., a company which designs, implements and manages data delivery networks for the health care industry. Prior to forming Digital Network Associates, Inc., Mr. Davis was the President of Selectel Corp., a co-marketing partner of AT&T. From 1987 to 1992 he was founder and President of Value Added Communications, a company which pioneered the automated operator process for operator calls originating from public calling venues. He also served as a Vice President - Operations, for Telematic Products, Inc., which developed, manufactured and marketed a line of billing computers, primarily for the Bell Operating Company market. From 1955 to 1983, Mr.

Davis held a variety of executive positions with GTE, a major world-wide provider of telecommunications equipment and services. Mr. Davis holds a BS degree from UCLA and an MBA from the University of Connecticut.

     Douglas H. Ebstyne has been a director since June 19, 1997, and president of Televar since September 1997. He is President and CEO of Peregrine Venture Management, a company that develops business plans for Internet content companies. Before forming Peregrine, Mr. Ebstyne was President of Interactive Realty Television. He has also held senior management positions at Davox Corporation and Digital Systems International. From 1972 to 1990, Mr. Ebstyne was employed with Illinois Bell and AT&T in director and vice president-level positions. He holds a BSEE degree from the University of New Hampshire and an MBA from Roosevelt University. He has completed the Wharton Advanced Marketing Program and is a visiting scholar at Northwestern University.

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

Item 10.  Executive Compensation

     The following table sets forth the annual compensation of each person serving the Company as Chief Executive Officer and President in all capacities to the Company during the past three fiscal years.

                               Annual Compensation

                                                                                            Other Annual
                                         Fiscal            Salary           Bonus           Compensation
Name and Principal Position              Year(1)           ($)              ($)             ($)
------------------------------          ---------         ----------       ----------       -------------
Roger Vallo (1)                           1997             $25,000
President and
Chief Executive Officer
__________________

     (1) Mr. Vallo became the Chief Executive Officer and President of the Company on April 15, 1997.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table shows, to the best of the Company's knowledge based on the records of the Company's transfer agent and the Company's records on issuances of shares, as adjusted to reflect changes in ownership documented in filings with the Securities and Exchange Commission made by certain shareholders and provided to the Company pursuant to Section 16 of the Exchange Act, and statements provided to the Company by certain shareholders, Common Stock ownership as of October 11, 1997, by (i) each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock ("Principal Shareholder"), (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group.

   Name/Address of                 Number of Shares                   Percentage of
   Beneficial Owner              Beneficially Owned(1)            Shares Outstanding(2)
--------------------------      ----------------------           -----------------------
Donald A. Wright
150 Manhattan Square                    809,116                            21.8%
East Wenatchee, WA

Estate of Robert Smith
2008 Grand Ave., #201                   229,740                               *
Everett, WA 98201

Cede & Co.
P.O. Box 222                            445,312                            12.2%
Bowling Green Street
New York, NY 10274

Nick A. Gerde (3)
1906 Rocklund Drive                     446,614                            12.0%
Wenatchee, WA

Jensen Services, Inc.
1787 E. Fort 106 Union #106             217,405                             5.8%
Salt Lake City, UT 84121

Robert A. Schwiesow
200 Airport Way                         237,500                             6.4%
East Wenatchee, WA



Allen Dahl
7300 Madrona Drive N.E.                 344,947                             9.3%
Bainbridge Island, WA

Donald B. Cotton
538 Timber Ridge Drive                  259,115                             7.0%
Trophy Club, TX

Roger P. Vallo
12821 127th Avenue, SE                  259,115                             7.0%
Snohomish, WA

Mike Hendrickson
12510 198 Dr. N.E.                       12,500                               *
Woodinville, WA 98072

Officers and Directors
as a group (6 persons)                  530,730                            14.2%
__________________________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the Company's knowledge, each person or entity has sole voting and sole investment power with respect to the shares beneficially owned except as noted in Footnote
     (3) below, subject to community property laws, where applicable.

(2) Rounded to the nearest 1/10th of one percent, based on 3,718,698 shares of common stock outstanding on October 7, 1997.

(3) Includes 390,364 shares owned in joint tenancy with Mr. Gerde's spouse, and an aggregate of 56,250 shares owned by Mr. Gerde's children residing at his home.

Item 12.  Certain Relationships and Related Transactions

     On October 2, 1996, the Company loaned its former President $12,000. The unsecured loan bears interest at 10% per annum, payable in 26 equal semi-monthly installments of $515, commencing October 15, 1996, until paid in full. There is no prepayment penalty.

     On September 25, 1996, the Chairman and the President provided personal guaranties of the Company's obligations under a $500,000 bridge loan. The loan was subsequently repaid. In addition to the forgoing, the Company executed a Common Stock Purchase Warrant, entitling the lender to purchase 65,000 shares of common stock at an exercise price of $1.81 per share. The warrant may be exercised, in whole or in part, at any time through September 25, 2001. The lender has certain registration rights with respect to the shares.

      On August 29, 1996, Televar merged with Jungle Street, Inc, a Washington corporation and wholly owned subsidiary of Jungle Street, a Utah corporation. The Washington corporation subsidiary was the surviving corporation in the Merger, and it changed its name to Televar, Inc. Each common share of Televar outstanding at the time of the Merger was converted
to five shares of common stock in Jungle Street.   At the time of the
Merger, the Company had 2,363,655 shares issued and outstanding, which became 11,818,325 shares in the Merger.

     In conjunction with the Merger of Televar and the Company in August 1996, the Company issued 1,125,000 shares to consultants, who were shareholders of Company prior to the Merger and who provided financial and other services to the Company. The Company also agreed to reserve 750,000 shares of its common stock to be issued as commission to a consulting firm, which is owned and managed by shareholders of the Company, along with a payment of $50,000 cash, in the event capital raising services performed by the consulting firm result in net proceeds to the Company of at least $1,000,000.

     In June 1997, the Company and PA&E executed a letter of intent pursuant to which PA&E agreed to purchase newly issued shares of common stock of the Company equal to 60% of the Company's outstanding shares for a total purchase price of $1,500,000. In order to provide operation capital prior to the closing of the private placement of the Company's common stock to PA&E, the Company and PA&E entered into the Interim Agreement. The Interim Agreement terminates on the earlier of December 13, 1997, the closing of the private placement, that date on which PA&E determines, based upon its due diligence investigation, that it will not acquire shares of the Company's common stock, or the date the Company breaches the Interim Agreement. If the Interim Agreement terminates because of a breach by the Company, the Company will be obligated to pay PA&E a $100,000 expense reimbursement fee, in addition to other amounts described below. Within 60 days of termination, all amounts owed to PA&E under the Interim Agreement are due and payable in full. In September 1997, PA&E determined that it would not acquire any shares of the Company's common stock under the terms of the letter of intent. PA&E and the Company are presently negotiating the circumstances and terms under which the Company will pay PA&E the balance due under the promissory notes executed in connection with the Interim Agreement.

     During fiscal year 1997 and subsequent to year-end, pursuant to the terms of the Interim Agreement, the Company executed a series of demand notes payable to PA&E, a company which shares common members of the board of directors and certain shareholders of the Company and which also owns 49% of the Company's issued and outstanding common stock. Each demand note bears interest at the rate of 12%. The total principal amount of such notes is $1,809,500. In addition, PA&E agreed to guarantee a line of credit with a bank. Amounts drawn under the line total $1,300,000. No additional amounts are available under the line.

     In February 1997, several members of the Company's board of directors, acting as individuals, entered into loan agreements with a financial institution. The proceeds from such loans, totaling $600,000 at June 30, 1997, were loaned to the Company and used for operating expenses. As partial consideration for the use of the funds, the Company agreed to make all interest payments when due under the provisions of the several loan agreements. In July 1997, the Company obtained additional financing and used a portion of the proceeds to repay the principal and interest amounts due under these loans.

     During fiscal 1997, the Company paid $284,270, primarily for consulting services, to a company whose president was simultaneously the president of a VAR company and the president of Televar.

Item 13.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit Number     Description

   3.1 Articles of Incorporation of Jungle Street, Inc., as filed with the Secretary of State of the State of Utah on July 10, 1980. (Previously filed)

   3.2 Articles of Amendment to the Articles of Incorporation of Jungle Street, Inc., filed with the Secretary of State of the State of Utah on July 20, 1995. (Previously filed)

   3.3         Bylaws of Jungle Street, Inc. (Previously filed)

    27              Financial Data Schedule


     (b) Reports on Form 8-K.

     On June 27, 1997, the Company filed a report on Form 8-K to report the resignation of two of its directors and the appointment of two directors to fill the vacancies created by those resignations.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JUNGLE STREET, INC.


Date: October 14, 1997           By /s/ Roger P. Vallo
                                   ---------------------------
                                   President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on October 14, 1997.

Signature                           Title
----------------------------        ---------------------------------------

/s/ Roger P. Vallo                  Chief Executive Officer, and Chairman of
--------------------------          the Board (Principal Executive Officer)
Roger P. Vallo


/s/ Donald B. Cotton                Director
--------------------------
Donald B. Cotton

/s/ William F. Davis                Director
---------------------------
William F. Davis

                                    Director
---------------------------
Michael Hendrickson

                                    Director
---------------------------
Douglas H. Ebstyne

/s/ Casey F. Seremek                Principal Accounting Officer
---------------------------
Casey F. Seremek

                               JUNGLE STREET, INC.

            including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.

                         Independent Auditors' Report
                                      and
                             Financial Statements

                                 June 30, 1997

                              JUNGLE STREET, INC.
          including the accounts of its wholly-owned subsidiary
                                Televar, Inc.

                             TABLE OF CONTENTS
                                                                    Page

Independent Auditors' Report                                          1

Balance Sheet, June 30, 1997                                        2 - 3

Statements of Operations for the Years Ended June 30, 1997
     and June 30,1996                                                 4

Statements of Stockholders' Deficit for the Years Ended
     June 30, 1997 and June 30, 1996                                5 - 6

Statements of Cash Flows for the Years Ended June 30,
     1997 and June 30, 1996                                         7 - 8

Notes to Financial Statements                                      9 - 20

                        INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors
Jungle Street, Inc.

We have audited the balance sheet of Jungle Street, Inc., including the accounts of its wholly-owned subsidiary, Televar, Inc., as of June 30, 1997 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1997 and June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jungle Street, Inc., including the accounts of its wholly-owned subsidiary Televar, Inc., as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Jungle Street, Inc., and its wholly-owned subsidiary Televar, Inc., will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has accumulated losses, a net working capital deficit, and a net capital deficit as of June 30, 1997, which raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                     Mantyla, McReynolds and Associates

                                     /s/ MANTYLA, McREYNOLDS AND ASSOCIATES

Salt Lake City, Utah
September 27, 1997

                              JUNGLE STREET, INC.
           including the accounts of its wholly-owned subsidiary
                                Televar, Inc.
                               Balance Sheet
                               June 30, 1997


                                  ASSETS
Current Assets

  Accounts receivable, net of allowance for doubtful accounts of
     $306,000                                                                   $      233,714

  Notes receivable - Note 6                                                            105,861

  Loans receivable, net of allowance for doubtful accounts of
     $65,062 - Note 8                                                                   33,641

  Deferred expenses - Note 5                                                            70,556
                                                                                ---------------
                         Total Current Assets                                          443,772

Property and Equipment - Notes 1 & 4

  Property and equipment                                                             1,094,573

  Less: accumulated depreciation                                                      (268,160)
                                                                                ---------------
                 Net Property and Equipment                                            826,413

Other Assets

  Goodwill - Note 7                                                                    116,855

  Notes receivable, less current portion of $105,861 - Note 6                           38,148

  Deposits                                                                              72,246
                                                                                ---------------
                         Total Other Assets                                            227,249
                                                                                ---------------
  TOTAL ASSETS                                                                  $    1,497,434
                                                                                ===============

             See accompanying notes to financial statements.

                             JUNGLE STREET, INC.
          including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                               Balance Sheet
                               June 30, 1997

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Bank overdraft                                                $      19,789
  Accounts payable                                                  1,394,528
  Negotiated settlements payable - Note 9                             300,000
  Accrued expenses                                                    206,406
  Unearned fees -Note 5                                               190,691
  Deferred revenues - Note 6                                          144,009
  Payroll taxes payable                                               129,579
  Notes payable - related parties - Note 3                          1,737,000
  Notes payable - other - Note 10                                     171,742
  Current portion long-term liabilities                                91,274
                                                                --------------
            Total Current Liabilities                               4,385,018

Long-Term Liabilities - Note 11
  Notes payable                                                        52,021
  Capital leases payable                                              192,885
  Less: current portion long-term liabilities                         (91,274)
                                                                --------------
            Total Long-Term Liabilities                               153,632
                                                                --------------
                  Total Liabilities                                 4,538,650

Stockholders' Deficit - Notes 1,3, 9, 12, 14 & 18
  Common stock -- 50,000,000 shares authorized
    $0.001 par; 3,705,573 shares issued and outstanding                 3,705

  Additional paid-in capital                                          419,048
  Stock held in trust                                                 (70,000)
  Accumulated deficit                                              (3,393,969)
                                                                --------------
                   Total Stockholders' Deficit                     (3,041,216)
                                                                --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $   1,497,434
                                                                ==============

            See accompanying notes to financial statements.

                             JUNGLE STREET, INC.
         including the accounts of it wholly-owned subsidiary
                               Televar, Inc.
                         Statements of Operations
         For the Years Ended June 30, 1997 and June 30, 1996

                                                             1997                          1996
                                                       ----------------             -----------------
Revenues - Note 2                                      $     2,302,913              $     1,697,104

Cost of sales                                                2,301,124                    1,453,733
                                                       ----------------             -----------------
Gross profit                                                     1,789                      243,371

Selling, general & administrative expenses                   2,635,290                      578,600
                                                       ----------------             -----------------
Net loss from operations                                    (2,633,501)                    (335,229)

Other Income/(Expense):

     Interest income                                             1,233                          -0-

     Interest expense                                         (155,650)                     (53,690)

     Other income                                                  590                       21,655
                                                       ----------------             -----------------
Total other income/(expense)                                  (153,827)                     (32,035)
                                                       ----------------             -----------------
Net loss                                               $    (2,787,328)             $      (367,264)
                                                       ================             =================

Loss per share                                         $          (.89)             $         (1.37)
                                                       ================             =================
Weighted average shares outstanding                          3,121,819                      267,315
                                                       ================             =================

            See accompanying notes to financial statements.

                              JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.
                     Statements of Stockholders' Deficit
             For the Years Ended June 30, 1997 and June 30, 1996

                                                                      Additional          Stock                            Total
                                      Common           Common           Paid-in          Held in       Accumulated    Stockholders'
                                      Shares            Stock           Capital           Trust          Deficit         Deficit
------------------------------   --------------   --------------   --------------    --------------   -------------   -------------
Balance, June 30, 1995                 500,300    $         500    $      99,031     $       -0-      $   (239,377)   $   (139,846)

Issued shares to officers &
 shareholders for services             150,418               15            1,489                                             1,504

Issued shares to employees
 for services                           49,000                5              485                                               490

Purchase of shares to be
 held in trust as security
 for a note payable                                                                        (70,000)                        (70,000)

Issued shares in exchange
 for services                          752,250               75            9,175                                             9,250

Issued shares for
 retirement of debt                    511,665               51          306,927                                           306,978

Issued shares in exchange
 for personal guaranty                 150,000               15              (15)                                             -0-

Issued shares for cash                  30,000                3           29,997                                            30,000

Redemption of shares to
 retire a receivable                  (326,667)             (33)         (69,967)                                          (70,000)

Net loss for the year ended
 June 30, 1996                                                                                            (367,264)       (367,264)

Adjustment to reflect the
 retroactive restatement of
 capital resulting from the
 merger of Jungle Street,
 Inc. with Televar, Inc.            (1,316,666)            (131)              31                                               -0-

Issued shares of Jungle
 Street, Inc. common stock
 for services                        1,197,120            1,197           (1,197)                                              -0-
------------------------------   --------------   --------------   --------------    --------------   -------------   -------------

Balance, June 30, 1996               1,697,420    $       1,697    $     376,056      $    (70,000)   $   (606,641)   $   (298,888)

               See accompanying notes to financial statements.

                                JUNGLE STREET, INC.
          including the accounts of its wholly-owned subsidiary
                                  Televar, Inc.
                     Statements of Stockholders' Deficit
           For the Years Ended June 30, 1997 and June 30, 1996

                                                                      Additional          Stock                            Total
                                      Common           Common           Paid-in          Held in       Accumulated    Stockholders'
                                      Shares            Stock           Capital           Trust          Deficit         Deficit
------------------------------   --------------   --------------   --------------    --------------   -------------   -------------
Adjustment to reflect the
 restatement of capital
 resulting from the merger
 of Jungle Street, Inc. with
 Televar, Inc.                      11,818,325         11,818          (11,818)                                              -0-

Issued shares of Jungle
 Street, Inc. common stock
 for services in
 conjunction with the
 merger of Jungle Street,
 Inc. with Televar, Inc.             1,125,000          1,125           (1,125)                                              -0-

One-for-four reverse split         (10,980,172)       (10,980)          10,980                                               -0-

Issued shares of Jungle
 Street, Inc. common
 stock as partial repayment
 of debt                                45,000             45           44,955                                             45,000

Net loss for the year ended
 June 30, 1997                                                                                          (2,787,328)    (2,787,328)
------------------------------   --------------   --------------   --------------    ---------------  -------------   -------------
Balance, June 30, 1997               3,705,573    $     3,705      $   419,048       $      (70,000)   $(3,393,969)   $(3,041,216)
==============================   ==============   ==============   ==============    ===============  =============   =============


                See accompanying notes to financial statements.

                              JUNGLE STREET, INC.
          including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.
                           Statements of Cash Flows
            For the Years Ended June 30, 1997 and June 30, 1996

                                                                                              1997                1996
                                                                                      -----------------     ------------------
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES
Net loss                                                                              $     (2,787,328)     $       (367,264)
Adjustments to reconcile net income to net cash used by operating activities:
    Depreciation and amortization                                                              204,018                75,137
    Issued common stock in exchange for services and interest                                     -0-                 41,104
    VAR notes received for territorial rights                                                 (128,709)             (131,000)
    Redeemed shares of common stock to retire receivable                                          -0-                (70,000)
    Allowance for bad debt                                                                     443,420                28,027
    Loss/(gain) on sales of assets                                                                -0-                   (344)
    Negotiated settlements                                                                     157,172                  -0-
    (Increase)/decrease in:
      Accounts receivable                                                                     (402,940)              (71,207)
      Employee advances                                                                            667                  (667)
      Prepaid insurance                                                                          4,275                (2,744)
      Deferred expenses                                                                        (19,740)              (50,816)
      Deposits                                                                                 (51,022)              (19,000)
    (Decrease)/increase in:
      Accounts payable                                                                         825,627               506,232
      Deferred revenues from VAR notes                                                         144,009                  -0-
      Payroll taxes payable                                                                     88,462                37,134
      Payable to banks                                                                          19,789                  -0-
      Wages payable                                                                            (26,608)               25,133
      Accrued expense                                                                            6,781                  -0-
      Accrued commissions                                                                      181,092                 4,125
      Unearned fees                                                                             53,350               137,341
      Accrued interest payable                                                                  10,584                 3,498
                                                                                      -----------------     ------------------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                                      $     (1,277,101)     $        144,689

CASH FLOWS PROVIDED/(USED) BY INVESTING ACTIVITIES
  Purchases of equipment                                                              $       (306,525)     $       (399,052)
  Purchases of vehicles                                                                           -0-                (61,031)
  Purchases of leasehold improvements                                                             (350)               (5,456)
  Proceeds from disposal of assets                                                                -0-                 24,340
  Loans made                                                                                   (98,703)                 -0-
  Collections on loans                                                                           4,701                 4,379
  Goodwill                                                                                        -0-               (128,255)
                                                                                      -----------------     ------------------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                      $       (400,877)     $       (565,075)

              See accompanying notes to financial statements.

                              JUNGLE STREET, INC.
             including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.
                           Statements of Cash Flows
           For the Years Ended June 30, 1997 and June 30, 1996


                                                                                              1997                1996
                                                                                      -----------------     ------------------
CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES
  New borrowings                                                                      $      1,919,000      $        558,994
  Debt reductions                                                                             (250,457)             (100,609)
  Purchase of treasury stock                                                                      -0-                (70,000)
  Issued shares of common stock for cash                                                          -0-                 30,000
                                                                                      -----------------     ------------------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                             1,668,543               418,385
                                                                                      -----------------     ------------------

NET DECREASE IN CASH                                                                            (9,435)               (2,001)

CASH AT BEGINNING OF YEAR                                                                        9,435                11,436
                                                                                      -----------------     ------------------

CASH AT END OF YEAR                                                                   $           -0-       $          9,435
                                                                                      =================     ==================
Supplemental Disclosures

  Noncash investing and financing transactions:

    Acquired equipment by capital lease                                               $        189,679      $           -0-

    Issued shares of stock in settlement of debt                                      $         45,000      $        277,118

  Interest paid                                                                       $        145,067      $         50,191

  Income taxes paid                                                                   $           -0-       $           -0-

               See accompanying notes to financial statements

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of the Company conform with generally accepted accounting principles. The following information summarizes the organization and significant accounting policies of the Company.

      Organization/Consolidation

      Jungle Street, Inc. incorporated July 10, 1980, under the laws of the state of Utah. In August, 1980, Jungle Street, Inc. acquired Utah real estate using the proceeds of a limited public offering conducted in Utah. From inception, Jungle Street, Inc. suffered losses from its real estate operations, and, in 1993, sold all of its Utah real estate and became an inactive corporation.

      On August 29, 1996, Jungle Street, Inc. merged with Televar Northwest, Inc., a Washington corporation. The merger was accomplished through Jungle Street, Inc.'s wholly-owned subsidiary, a recently formed Washington corporation with the same name. Jungle Street, Inc. is the surviving corporation under this merger.
      However, since Jungle Street, Inc.'s assets, liabilities and operations are nominal, these financial statements include the activity of both Televar Northwest, Inc. and Jungle Street, Inc., retroactively restated to the beginning of the periods covered herein. The name of the newly combined entity , which previously consisted of Televar Northwest, Inc. and Jungle Street, Inc. a Washington corporation, became Televar, Inc. The two companies exchanged shares on the basis of five shares of common stock in Jungle Street, Inc. for one share of Televar Northwest, Inc. Unless otherwise specifically stated, the combined companies will hereafter collectively be referred to as the "Company".

      All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is in the business of providing Internet access and long distance telephone service. The Company markets its services primarily through a network of Value Added Resellers [VAR] in the geographical region of the northwestern United States. The VARs are assigned a specific territory from which they market the Company's services.

      Cash

      Cash consists of cash on hand and on deposit in commercial banks. The Company reported a bank overdraft balance as of June 30, 1997.

      Property and Equipment

      Property and equipment are reported at cost. Depreciation is provided using the straight-line basis over the useful lives of the related assets. The amounts reported as depreciation expense and accumulated depreciation include the amortization expense and accumulated amortization of equipment acquired under capital lease agreements. Expenditures for maintenance and repairs are charged to expense as incurred.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 1
      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      [Continued]

      Loss per Share

      Loss per common share is based on the weighted-average number of shares outstanding. Common stock equivalents have not been included in the computation as their effect would be antidilutive.

      Additional Paid-in Capital

      The amount shown on the financial statements as additional paid-in capital consists of proceeds from the sale or issuance of common stock in excess of its par value, reduced by any direct expenses of such sales or issuances.

      Stock Held in Trust

      The Company repurchased 326,667 shares of its common stock from a founding shareholder. The consideration given for the shares was $70,000. These shares are held in escrow as collateral for the repayment of a note, the proceeds of which were used to purchase the shares [see Note 9].

NOTE 2  SIGNIFICANT CONCENTRATIONS OF RISK

      Credit Risk

      The Company's primary operations are currently in the geographical region of the northwestern United States. Customers of the Company consist primarily of individuals who utilize the Internet access capabilities offered by the Company. The accounts receivable of the Company are unsecured.

      Revenue/Supplier Risk

      Revenues for the years ended June 30, 1997, and 1996 were from the following sources:

                                       June 30, 1997       June 30, 1996
                                     ----------------    -----------------
              Long distance                  316,724             646,884
              Internet access              1,944,472             549,563
              Value added resellers           13,641             447,940
              Cellular Access                 28,076              43,724
              Other                                0               8,993
                                     ----------------    -----------------
                                     $     2,302,913     $     1,697,104

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 2   SIGNIFICANT CONCENTRATIONS OF RISK [Continued]

      The Company's long distance business is dependent on its supplier of wholesale long distance hook-ups. Should the supplier terminate the Company's hook-up capability, the Company would be forced to seek another supplier.

      In addition, the Company has attracted Value Added Resellers [VAR] to market its Internet access in various geographical territories, the exclusive rights for which are purchased by the VAR. The Company allows the rights in exchange for notes from the VAR, to be repaid over varying terms. The Company defers recognizing the revenues from the sale of the rights until the notes are paid.

NOTE 3   RELATED-PARTY TRANSACTIONS

      Notes Payable

      During the year and subsequent to year end, the Company executed a series of demand notes payable to Pacific Aerospace & Electronics, Inc.[PA&E], a company which shares common members of the board of directors and certain shareholders of the Company. Each demand note bears interest at the rate of twelve percent [12%]. Below is a summary of those notes [also see Note 19].

             Notes payable as of June 30, 1997             $   1,137,000

             Additional notes through August 31, 1997            672,500
                                                          --------------
                  Total notes                              $   1,809,500
                                                          ==============

      Board Loans

      In February, 1997, several of the members of the Company's board of directors, acting as individuals, entered into loan agreements with a financial institution. The proceeds from the loans, which totaled $600,000 at June 30, 1997, were loaned to the Company and used for operating expenses. As partial consideration for the use of the funds, the Company agreed to make all interest payments when due under the provisions of the loan agreements. In July, 1997, subsequent to year end, the Company obtained additional financing and used a portion of the proceeds to repay the principal and interest amounts due on the loans.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 3   RELATED-PARTY TRANSACTIONS [Continued]

      Consulting Fees

      The Company paid $284,270, primarily for consulting services, to a company whose president was simultaneously president of a VAR company and president of Televar, Inc.

      Issuance of Common Shares for Merger-Related Services

      In conjunction with the merger of Televar Northwest, Inc. and Jungle Street, Inc., the Company issued 1,125,000 shares of common stock to consultants who were shareholders of Jungle Street, Inc. prior to the merger and who provided financial and other services to Jungle Street, Inc. The Company also agreed to reserve 750,000 shares of its common stock as commission to a consulting firm which is owned and managed by shareholders of the Company.

NOTE 4  PROPERTY AND EQUIPMENT

      The major classes of assets as of the balance sheet date are as follows:

                                                                   Accumulated
                   Asset Class                  Cost              Depreciation             Method/Life
          ------------------------------    ---------------    ---------------------   -----------------
          Equipment and furniture           $      747,251     $           (169,779)     SL/5 & 10 years
          Equipment under capital lease            273,919                  (78,703)     SL/5 years
          Vehicles                                  61,031                  (16,769)     SL/5 years
          Leasehold improvements                    12,372                   (2,909)     SL/Life of lease
                                            ---------------    ---------------------
                      Total                 $    1,094,573     $           (268,160)
                                            ===============    =====================


NOTE 5 DEFERRED EXPENSE/UNEARNED FEES

      Deferred Expenses

      The Company is obligated to pay commissions to its VARs at the time monthly, quarterly, or annual fees are received from customers located in each respective VAR's assigned territory. These commissions are subject to offset if the underlying customers terminate Internet access service during a quarter or year for which the customer has prepaid and a refund is due. The deferred expenses account consists of those commissions still subject to offset. The Company recognizes the commission expense when the commissions are no longer subject to offset. Since all commissions are to be paid within one year, the amount is classified as a current asset.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 5  DEFERRED EXPENSE/UNEARNED FEES [Continued]

      Unearned Fees

      The Company collects fees for its Internet access service under monthly, quarterly and annual billing programs. The Company has established an unearned fees account for recording the advanced payments, which are amortized into earnings on a monthly basis as the services are provided.


NOTE 6  NOTES RECEIVABLE FROM VARs/DEFERRED REVENUES FROM VAR NOTES

      The Company reports notes receivable from VARs who have purchased rights to various territories. The notes have terms of 12 to 36 months and interest rates of 0% to 18%. Due to the arbitrary repayment practices of the VARs, the Company has established an offsetting deferred revenue. Earnings from the sale of territorial rights are reflected as payments are received.


NOTE 7  GOODWILL

      In February, 1996, the Company entered into an agreement to purchase certain assets, primarily computer equipment, telephone equipment and customer lists for the purchase price of $147,125, with $18,870 of the price allocated to tangible assets and the remaining $128,255 to intangible assets [Goodwill]. More specifically, goodwill represents the customer base purchased by the Company as a part of the transaction. The Company estimates the useful life of the goodwill at 15 years, with amortization calculated on a straight-line basis. The remaining unamortized balance as of June 30, 1997 is $116,855. The Company paid a cash down payment of $60,000 at the closing and signed a note for the remaining $87,125 to be repaid over a thirty-six month period with interest at nine percent [9%] [See Note 10].

NOTE 8  LOANS RECEIVABLE

      The Company has advanced funds under varying conditions to two outside parties. Advances to the first party totaled $40,000 through June 30, 1997, with net reductions of $6,359, leaving a remaining balance due of $33,641 at June 30, 1997. The advances are repayable on demand and bear interest at the rate of twelve percent [12%]. Additional advances have been made to the same party subsequent to year end.

      The Company made several advances to a second party based on a series of 180-day notes bearing interest at the rate of twelve percent [12%]. Advances through June 30, 1997 totaled $65,062, which remained outstanding as of June 30, 1997. Additional advances of $85,251 have been made to the same party subsequent to year end. The Company has determined that the party may not have sufficient resources available to repay the loans and has established an allowance for doubtful accounts for the full amount of advances made to date.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

 NOTE 9  NEGOTIATED SETTLEMENTS PAYABLE

      Rental Agreement

      In July, 1993, the Company entered into a seven year lease for office space. The Company relocated its offices prior to the expiration of the lease term. In June, 1997, the Company reached an agreement with the landlord to settle the amounts due under the provisions of the lease for $100,000; $47,500 to be paid in cash and the balance in 13,125 shares of common stock at $4.00 per share.


      Notes Payable/Stock Certificate Agreement

      In June, 1993, the Company executed an $85,000 promissory note in favor of two individuals. In November, 1995, the Company executed a $63,000 promissory note in favor of the same two individuals. Both notes were subsequently assigned to a third party. The notes and a Company stock certificate have been the subject of several agreements among the parties. The parties entered into an agreement to settle and resolve all matters relating to ownership of the stock and amounts due under the promissory notes whereby the Company would pay the third party $200,000 in exchange for ownership of the stock and release the Company and all individual guarantors from any other obligations related to the transactions involving the notes and stock certificate. The agreement was signed and dated August 29, 1997.
      The full amount was paid September 3, 1997.

NOTE 10  NOTES PAYABLE -- OTHER

      Individual

      The Company issued a note on April 25, 1996, in the principal amount of $20,000, bearing interest at the rate of eighteen percent [18%], with the entire principal and interest due on October 26, 1996. The Company paid the note in full July 22, 1997.

      Agreement to Acquire Certain Assets

      In February, 1996, the Company issued a note payable to a company in the original amount of $87,125, bearing interest at the rate of nine percent [9%], and partially secured by certain assets acquired under the agreement. The note provided for monthly payments of $2,771 for a 36-month period commencing June 10, 1996 and continuing through May 10, 1999. The outstanding balance at June 30, 1997, was $69,742. However, since the Company is in default with respect to payments due under the note, management is in the process of negotiating a settlement to satisfy the remaining balance. Pursuant to the default provisions of the note, the entire amount remaining due as of June 30, 1997, has been classified as a current liability.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 10  NOTES PAYABLE -- OTHER [Continued]

      Other Notes Payable

      The Company executed two promissory notes with a corporation. The first note, dated November 11, 1996, in the original principal amount of $42,000, bearing interest at the rate of twelve percent [12%] through the maturity date of March 11, 1997, and a default rate of fifteen percent [15%] after the maturity date of the loan. The Company is in default with respect to payments due under the note. The second note, dated November 20, 1996, had an original principal balance of $40,000, bearing interest at the rate of eight percent [8%], but did not provide for a specific maturity date. The entire amount, plus any interest due, is payable on demand.


NOTE 11  LONG-TERM LIABILITIES

      Notes Payable

      The Company has two outstanding loans to a finance company secured by Company-owned vehicles. The terms of the notes are as follows:


                                                              Note 1                Note 2

          Original date:                                   March, 1996           March, 1996

          Original amount:                                  $ 30,375               $ 30,370

          Interest rate:                                      10.90%                11.00%

          Terms:                                       72 monthly payments    72 monthly payments
                                                             $578.58                $580.78

          Maturity date:                                  March 15, 2002        March 15, 2002

          Outstanding balance, June 30, 1997:               $ 26,149               $ 25,872


                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 11
      LONG-TERM LIABILITIES [Continued]

      Notes Payable [Continued]

      The following table outlines the Company's principal obligations on the notes payable over the remaining life of the loans:

                            Year              Principal
                         1997-1998             $  8,941
                         1998-1999                9,671
                         1999-2000               10,785
                         2000-2001               12,027
                         2001-2002               10,597
                                            -------------
                            Total              $ 52,021
                                            =============


      Capital Leases Payable

      The Company has five capital leases which were used for the acquisition of computer and telephone equipment used in the Company's operations. The terms of the leases are as follows:


                                            Lease 1          Lease 2       Lease 3        Lease 4      Lease 5
          Inception date:                  04/15/95          06/30/95       01/31/95      07/15/96      07/29/96

          Monthly payment:                $   491          $  1,243       $    628       $   3,707     $  2,915

          Purchase option:                $     1          $  4,281       $  1,800       $   4,884     $  7,796

          Equipment under lease:          $ 19,637         $  46,193      $  18,048      $ 105,846     $ 84,195

          Remaining principal due:        $ 13,108         $  27,454      $   6,523      $  79,423     $ 66,377



                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 11  LONG-TERM LIABILITIES [Continued]

      Capital Leases Payable [Continued]

      The following table outlines by years the future minimum lease payments due under the capital lease agreements and the present value of the net minimum lease payments as of June 30, 1997:

                                Year
                             1997-1998                       $   107,169
                             1998-1999                            99,018
                             1999-2000                            23,981
                                                             -------------
                   Total minimum lease payments                  230,168
               Less: Amount representing interest                (37,283)
                                                             -------------
            Present value of net minimum lease payments      $   192,885
                                                             =============
NOTE 12  TELEVAR NORTHWEST, INC. MERGER WITH JUNGLE STREET, INC.

      On August 29, 1996, Televar Northwest, Inc. merged with Jungle Street, Inc., a Washington corporation and wholly-owned subsidiary of Jungle Street, Inc., a Utah corporation. [Both of the Jungle Street, Inc. corporations are hereafter collectively referred to as "Jungle Street, Inc." in this note.] Jungle Street, Inc. is the surviving corporation under the merger agreement. However, Jungle Street, Inc.'s assets, liabilities and operations were nominal at the time of the merger. The name of the newly combined entity, which previously consisted of Televar Northwest, Inc. and with Jungle Street, Inc., a Washington corporation, is Televar, Inc.

      Each common share of Televar Northwest, Inc. outstanding at the time of the merger was converted to five shares of Jungle Street, Inc. common stock. Televar Northwest, Inc. had 2,363,655 shares issued and outstanding which converted to 11,818,325 of Jungle Street, Inc. common stock in the exchange.

      In conjunction with the merger, Jungle Street, Inc. issued 1,125,000 shares of common stock to consultants who were shareholders of Jungle Street, Inc. prior to the merger and who provided financial and other services to Jungle Street, Inc. The Company also agreed to reserve 750,000 shares of common stock to be issued as commissions to a consulting firm, which is owned and managed by shareholders of the Company, along with a payment of $50,000 cash, in the event capital-raising services performed by the consulting firm result in net proceeds to the Company of at least $1,000,000. Through the date of the audit, the capital-raising efforts have not been successful and the shares of common stock have not been issued.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997

NOTE 13  SHORT-TERM BANK LINE OF CREDIT

      On July 1, 1996, the Company received a $200,000 line of credit from a commercial bank with an original maturity date of January 5, 1997. The line of credit provisions included variable rate interest at two percent [2%] over the bank's index rate, which was 8.25% at the time of the loan closing. Collateral for the line of credit included all tangible and intangible assets of the Company. Concurrently, the Company received an additional $60,000 loan from the same bank, the proceeds of which were used to repay previous borrowings of the Company to a different bank. The line of credit and additional loan were paid in full from the proceeds of the "bridge" loan described below.


NOTE 14  "BRIDGE" LOAN

      On September 25, 1996, the Company entered into a loan agreement with a company for $500,000 in "bridge" financing. The loan agreement included provisions for interest at the rate of eighteen percent [18%] and collateral in the form of all assets, tangible and intangible, including trade secrets now owned or hereafter acquired, of the Company. Additional security for the loan included any existing or hereafter arising rights of the Company to receive money. Personal guarantees were provided by the then Chief Executive Officer/Chairman of the Board and the then President of the Company. Repayment provisions of the loan agreement included an original maturity date of January 1, 1997, with the possibility of extensions.

      In addition to the provisions described above, the Company executed a Common Stock Purchase Warrant, entitling the lender to purchase 65,000 shares of common stock at an exercise price of $1.81 per share. The warrant may be exercised, in whole or in part, at any time through September 25, 2001. The lender has certain registration rights with respect to the shares. No warrants have been exercised to date.

      On June 26, 1997, the Company repaid the "bridge" loan.


 NOTE 15  PROMISSORY NOTE

      The Company received a $100,000 loan from an individual on September 1, 1996. Terms of the note included a provision for interest at the rate of eighteen percent [18%], due and payable on the first day of each month, beginning October 1, 1996, with an original maturity date of January 31, 1997. The lender also obtained the right to purchase common stock of the Company at the price of $1.00 per share, exercisable until June 30, 1997. No shares were issued as a result of the agreement. The Company repaid the note amount in full on February 13, 1997.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997


NOTE 16  LIQUIDITY

      The Company has incurred substantial losses, has a net working capital deficit of $3,941,246 and has a net capital deficit of $3,041,216 as of June 30, 1997. Financing for the Company's operations to date has been primarily from the sale of common stock and borrowings. The Company's ability to achieve a level of profitable operations and/or additional financing may impact the Company's ability to continue as it is presently organized. Resolution of the issue is dependent on the success of management's plans to raise funds through the sale of its equity securities in a private placement or public offering.


NOTE 17  ACCOUNTING FOR INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 [Statement], which is effective for fiscal years beginning after December 15, 1992. The Statement requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. For the year ended June 30, 1997, the Company had no significant income taxes due to operating losses incurred.
      Any deferred tax benefit arising from the operating losses carried forward would be offset entirely by a valuation allowance since, at the current time, it is less than likely that the Company will be sufficiently profitable in the future to take advantage of the losses carried forward.


NOTE 18  REVERSE STOCK SPLIT

      On March 24, 1997, the Company effected a 1 share for 4 shares reverse split of the Company's 14,460,745 shares of the then outstanding common stock, retaining the authorized number of shares at 50,000,000 and the par value at $0.001 per share.


NOTE 19  SUBSEQUENT EVENTS

      Demand Promissory Note

      On July 8, 1997, the Company executed a demand promissory note in the principal amount of $350,000, bearing interest at the rate of twelve percent [12%], payable to PA&E [see Note 3]. PA&E has also advanced additional funds since that time.

                             JUNGLE STREET, INC.
            including the accounts of its wholly-owned subsidiary
                               Televar, Inc.
                     Notes to Financial Statements
                               June 30, 1997


NOTE 19  SUBSEQUENT EVENTS [Continued]

      Line of Credit -- Commercial Bank

      On July 16, 1997, the Company executed a promissory note and related documents to a commercial bank for a line of credit in the maximum principal amount of $1,300,000, bearing interest at a variable rate based on the bank's "index" rate [initial rate: 8.500%], payable on demand, or, if no demand, on January 15, 1998. The Company pledged all inventory and equipment as collateral for the line of credit. In addition, the related-party company, PA&E, executed a commercial guaranty in favor of the commercial bank as additional consideration for granting the line of credit. As of the date of this report the maximum principal amount had been borrowed by the Company.