Form 10QSB
period 1997-09-30
JUNGLE STREET INC
filed 1997-11-17
CIK 1004932

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 1997, 3,718,698 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No  [X]

                           JUNGLE STREET, INC
          including the accounts of its wholly-owned subsidiary
                          Televar Northwest, Inc.

                                 Form 10QSB

             For the Quarterly Period Ended September 30, 1997

                              TABLE OF CONTENTS

                                                                 Page
                                                                ------
Part I.  FINANCIAL INFORMATION                                     3

Item 1.  Financial Statements                                      3

       Condensed Consolidated Balance Sheet - September 30, 1997
       and September 30, 1996                                      3

       Condensed Consolidated Statements of Operations - Three
       Months Ended September 30, 1997 and 1996                    4

       Consolidated Statements of Cash Flows - Three Months
       Ended September 30, 1997 and 1996                           5

       Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         7

Part II.  OTHER INFORMATION                                        8

Item 1.  Legal Proceedings                                         8

Signatures                                                         9

                              JUNGLE STREET, INC
            including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.

Item 1.  Financial Statements

                           Condensed Balance Sheet
                             September 30, 1997
                                 (Unaudited)

                                                                  September 30, 1996
                                                                  ------------------
ASSETS

Cash and cash equivalents                                         $      34,675
Accounts receivable, net                                                228,475
Notes receivable                                                        377,623
Deferred expenses                                                        61,366
                                                                  --------------
      Total current assets                                              702,139
                                                                  --------------

Net property and equipment                                        $     833,848
Notes receivable, less current portion of $110,800                      144,951
Deposits                                                                 72,246
Goodwill, net                                                           113,904
                                                                  --------------
       Total assets                                               $   1,867,088
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $   1,111,269
Accrued liabilities                                                     606,243
Deferred revenue                                                        309,832
Short term notes                                                      3,344,000
Current portion of long term debt                                        96,300
                                                                  --------------
       Total current liabilities                                  $   5,467,644
                                                                  --------------
Long term debt, less current portion of $96,300                   $     172,014
Stockholders' deficit                                                (3,772,570)
                                                                  --------------
       Total liabilities and stockholders' deficit                $   1,867,088
                                                                  ==============








               See accompanying notes to financial statements.

                             JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.

              Condensed Consolidated Statements of Operations
        For the Three Month Period ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                 Three months ended
                                                                    September 30,
                                                              1997              1996
                                                          --------------    --------------
Revenues                                                  $     562,598     $     715,687
Cost of sales                                                   438,755           386,880
                                                          --------------    --------------
Gross profit                                                    123,843           328,807

Selling, general and administrative expenses                    852,772           526,306
                                                          --------------    --------------
Net loss from operations                                  $    (728,929)    $    (197,662)
                                                          --------------    --------------

Other income                                                      9,514            19,662
                                                          --------------    --------------
Net loss                                                  $    (719,415)    $    (197,004)
                                                          ==============    ==============
Net loss per share                                        $       (0.19)    $       (0.03)

Weighted average number of shares outstanding                 3,712,135         6,215,098
























              See accompanying notes to financial statements.

                            JUNGLE STREET, INC
           including the accounts of its wholly-owned subsidiary
                               Televar, Inc.

                   Consolidated Statements of Cash Flows
        For the Three Month Periods ended September 30, 1997 and 1996

                                                                       Three months ended
                                                                          September 30,
                                                                    1997            1996
                                                                    (Unaudited)     (Unaudited)
                                                                    -------------   -------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                                            $   (719,415)   $   (197,004)
Adjustments to reconcile net loss to net cash used:
    Depreciation                                                          49,800          40,098
    Amortization                                                           2,950               -
    (Increase) decrease in operating assets                             (280,821)       (116,268)
    Increase (decrease) in operating payables                           (334,022)        201,889
                                                                    -------------   -------------
      Net cash provided by (used for) operating activities            (1,281,508)        (71,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                                   (57,235)       (201,921)
Purchase of leasehold improvements                                             -            (358)
Advances made on short-term notes receivable                             (85,251)         (3,707)
Payments received on short-term notes receivable                               -           1,500
New long term loans receivable                                                 -         (96,500)
Payments received on long-term notes receivable                                -             961
                                                                    -------------   -------------
      Net cash provided (used for) investing activities                 (142,486)       (300,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on short-term notes                                        (11,904)       (309,229)
Borrowings on short-term notes                                         1,505,000         846,066
Payments on long-term debt & capital lease obligations                   (34,427)        (32,547)
Borrowings on long-term debt & capital lease obligations                       -         105,484
                                                                    -------------   -------------
   Net cash provided by (used for) financing activities                1,458,669         609,774
                                                                    -------------   -------------
Net Change in Cash                                                        34,675         238,464
Cash Balance - Beginning of Quarter                                            -           9,435
                                                                    -------------   -------------
Cash Balance - End of Quarter                                             34,675         247,899
                                                                    =============   =============

                                 JUNGLE STREET, INC
             including the accounts of its wholly-owned subsidiary
                                     Televar, Inc.

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

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the years ended June 30 1997, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.  MERGER WITH TELEVAR, INC.

     On August 30, 1996, Jungle Street effected a merger between a wholly owned subsidiary formed for the purpose of the merger and Televar (the "Merger"). The shareholders of Televar received 11,593,325 shares of common stock of Jungle Street in the Merger, resulting in shareholders of Televar owning an aggregate of 83% of the 13,968,625 shares of Jungle Street common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly owned subsidiary of Jungle Street. The Televar capital stock that was converted into Jungle Street common stock was converted based on a five-for-one conversion ratio, which was determined pursuant to arms-length negotiations between Jungle Street and the management of Televar. In connection with the Merger, Jungle Street also issued an aggregate of 1,125,000 shares of common stock (approximately 8% of the outstanding common stock on a post-merger basis) to certain consultants as compensation for services rendered to Jungle Street prior to the merger.

     Prior to the Merger, Jungle Street was inactive and had only nominal assets and liabilities. The financial statements included in this report include the activity of both Televar and Jungle Street retroactively restated to the beginning of the periods covered by the financial statements.

3.REVERSE STOCK SPLIT

     On April 12, 1997, Jungle Street, Inc. executed a one-for-four reverse stock split of its outstanding common shares. Before the split, Jungle Street, Inc. had 14,640,745 shares outstanding; after the completion effected of the stock split, it had 3,660,186 shares outstanding. At the time of the stock split, Jungle Street, Inc.'s trading symbol changed from "JUNS" to JNGS" on the electronic bulletin board exchange.
Item 2.   Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's current report on Form 10-KSB for the year ended June 30, 1996. The Company's actual results may differ materially from the results projected in the forward-looking statements.

REVENUES.

     Revenues for the three months ended September 30, 1997 were approximately $562,600. Of these revenues, approximately 98% represented Internet access fees and approximately 2% represented other goods and services.
Comparatively, revenues for the three months ended September 30, 1996 were approximately $715,700. Of these revenues, approximately 67% represented Internet access and VAR fee revenues and approximately 33% represented revenues derived from long distance service. In the current period, Internet access revenues increased due to the Company's increased marketing efforts. Management adopted the accounting policy in 1997 of deferring VAR revenues until certainty of collection has been historically demonstrated. Thus, no VAR revenues have been reported for the current period. Long distance revenues are significantly lower in 1997 because the Company discontinued its relationship with its former long distance provider. The Company is currently reviewing its vendor options to reenter the market as a long distance reseller.

     Cost of sales for the three months ended September 30, 1997 were approximately $439,000 compared to cost of sales for the three months ended September 30, 1996 of $386,900. Cost of sales consists primarily of software license fees, commissions and network operating cost, including leased line and local access charges. Cost of sales increased as a percentage of revenues from approximately 54% in 1996 to 77% in 1997. Management attributes this increase in cost of sales to expanding the Company network, including the installation of additional lines in advance of anticipated growth in the Company's subscription base and the Company's continuing investment in programs to support future growth. Thus, the Company is subject to the continuing risk that operating expenses will increase at a faster rate than revenues.

     Sales, general and administrative expenses consist primarily of personnel, marketing and interest expenses. Sales, general and administrative expenses were $852,800 for the three months ended September 30, 1997 compared to $526,300 for the three months ended September 30, 1996. The increase in expenses is primarily attributed to growing personnel, marketing and administrative costs and interest expense.

     Interest expense for the three months ended September 30, 1997 was $103,700 compared to $28,800 for the three months ended September 30, 1996. The increase in interest expense is due to the increased level of borrowings. The Company continues to borrow in order to fund operations. Management's current objective is to secure additional equity capital to fund operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its equity securities at prices and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels.

LIQUIDITY

     At September 30, 1997, the Company's total current assets were $702,100 and its total current liabilities were $5,647,600 for a net working capital deficit of $4,945,500.

     The Company has met some of its cash requirements through a combination of cash flow from operations and borrowings from third parties. During the three months ended September 30, 1997, the Company borrowed $1,505,000 from third parties at 12% interest rates. The Company made principal payments during the period of approximately $12,000.

     The Company has a $1,300,000 line of credit in place with a commercial lender that was executed in July 1997. The line of credit is guaranteed by Pacific Aerospace & Electronics, Inc. The line of credit has been fully utilized and additional sums are not available for borrowing by the Company. The proceeds from borrowings, together with cash from operations, are insufficient to fund budgeted operations for the near term. The Company will require additional external financing in order to fund its operating plan and budget and is in discussion with several potential equity financing sources. There is no assurance, however, that these discussions will result in additional equity capital on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected.

                         Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about October 27, 1997, Gregory K. Martin and Strategic Resources Group, Inc. ("SRG") filed an action against Televar, Inc., a wholly owned subsid iary of the Company ("Televar") in the Chelan County Superior court for the State of Washington. In their complaint, the plaintiffs claim that Televar breached various employment and other agreements with Martin and failed to consummate a merger with SRG resulting in damages in excess of $275,000. Management has not yet filed an answer or other responsive pleading to the complaint, but intends to do so and vigorously dispute the claims of the plaintiffs and assert various counterclaims against them. Management believes that the claims of SRG are wholly without merit.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JUNGLE STREET, INC.


Date: November 17, 1997                /s/ Casey Seremek
                                       ----------------------------
                                       Casey Seremek, Chief Financial Officer
                                       (Principal accounting officer and
                                        Authorized Officer)

                                EXHIBIT INDEX

Exhibit Number                   Description                Sequential Page
-------------------        --------------------------       ---------------

      27                   Financial Data Schedule                11