Form 10QSB
period 1997-12-31
JUNGLE STREET INC
filed 1998-02-09
CIK 1004932

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission File Number 0-27390

                           ORCA TECHNOLOGIES, INC.
     (Exact name of small business issuer as specified in its charter)

            Utah                                            87-0368236
 (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

         24000 35th Avenue, SE - Suite 200, Bothell, WA      98011
           (Address of Principal Executive Offices)      (Zip Code)

                          (425) 354-1600
                    (Issuer's telephone number)


                       Jungle Street, Inc.
                      (Issuer's former name)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of February 5, 1998, approximately 4,168,968 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format
(check one):
Yes [ ] No  [X]

                           ORCA TECHNOLOGIES, INC.
           including the accounts of its wholly-owned subsidiary
                               Televar, Inc.

                                   Form 10QSB

             For the Quarterly Period Ended December 31, 1997

                              TABLE OF CONTENTS

                                                                 Page
                                                                ------
Part I.  FINANCIAL INFORMATION                                     3

Item 1.  Financial Statements                                      3

       Condensed Consolidated Balance Sheet - December 31, 1997
       and June 30, 1997                                           3

       Condensed Consolidated Statements of Operations - Three
       and Six Months Ended December 31, 1997 and 1996             4

       Consolidated Statements of Cash Flows - Three and Six
       Months Ended December 31, 1997 and 1996                     5

       Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         8

Part II.  OTHER INFORMATION                                        11

Item 1.  Legal Proceedings                                         11

Item 2.  Changes in Securities                                     11

Item 5.  Other Information                                         11

Item 6.  Exhibits and Reports on Form 8-K                          11

Signatures                                                         12

                              ORCA TECHNOLOGIES, INC
            including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets


                                                              December 31, 1997           June 30, 1997
                                                              -----------------           --------------
                                                                 (Unaudited)

ASSETS

Cash and cash equivalents                                      $  730,459                 $        -

Accounts receivable, net                                          406,284                    233,714
Notes receivable - related parties - Note 2                       593,057                     33,549
Notes receivable - others - Note 2                                109,961                    105,953
Deferred expenses                                                  61,366                     70,556
Other current assets                                               96,621                          -
                                                               --------------             ---------------
      Total current assets                                      2,002,748                    443,772


Net property and equipment                                      1,533,026                    826,413
Notes receivable, less current portion of $109,961                101,799                     38,148
Other assets                                                      208,078                    189,101
                                                               --------------             ---------------
       Total assets                                            $3,845,651                 $1,497,434
                                                               ==============             ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $  897,700                 $1,414,317
Accrued liabilities                                               606,175                    635,985
Deferred revenue                                                  292,362                    334,700
Notes payable - related parties - Note 2                        4,114,800                  1,737,000
Notes payable - other                                              82,000                    171,742
Current portion of long term debt                                 214,420                     91,274
                                                               --------------             ---------------
       Total current liabilities                                6,207,457                  4,385,018

Long term debt, less current portion of $214,420                  471,769                    153,632
Stockholders' deficit - Note 3                                 (2,833,575)                (3,041,216)
                                                               --------------             ---------------
       Total liabilities and stockholders' deficit             $3,845,651                 $1,497,434
                                                               ==============             ===============





               See accompanying notes to financial statements.

                             ORCA TECHNOLOGIES, INC
           including the accounts of its wholly-owned subsidiary
                                 Televar, Inc.

              Condensed Consolidated Statements of Operations
      For the Three and Six Month Periods ended December 31, 1997 and 1996
                                 (Unaudited)

                                         Three months ended                     Six months ended
                                             December 31,                          December 31,
                                        1997            1996                   1997          1996
                                     -----------    ------------             ----------  ----------
Revenues                             $  694,462     $   623,680              $1,285,560  $ 1,339,454
Cost of sales                           584,698         610,691               1,139,335    1,078,088
                                     -----------    ------------             ----------   ----------
Gross profit                            129,766          12,989                 146,225      261,368

Selling, general and
administrative expenses                 502,122         515,877               1,144,676      940,904
                                     -----------    ------------              ---------   ----------
Net loss from operations             $ (372,356)    $  (502,888)               (998,451)    (679,536)
                                     -----------    ------------              ---------   ----------

Interest income                           8,351           -                      17,865        7,601
Interest (expense)                     (128,329)        (58,701)               (231,163)     (87,018)
                                     -----------    ------------              ---------   ----------
Net loss                             $ (719,415)    $  (197,004)            $(1,211,749) $  (758,953)
                                     ===========    ============            ===========   ==========
Loss per share                       $    (0.13)    $     (0.04)             $    (0.32) $     (0.05)
                                     ===========    ============            ===========   ==========

Weighted average number of shares
outstanding                           3,803,335      14,640,745               3,803,335   14,640,745
                                     ===========    ============            ===========   ==========






              See accompanying notes to financial statements.

                            ORCA TECHNOLOGIES, INC
             including the accounts of its wholly-owned subsidiary
                               Televar, Inc.

                   Condensed Consolidated Statements of Cash Flows
        For the Three and Six Month Periods ended December 31, 1997 and 1996


                                                                  Three months ended                  Six months ended
                                                                     December 31,                       December 31,
                                                                 1997             1996              1997             1996
                                                             -------------   -------------       ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (492,334)   $   (561,589)       $(1,211,749)   $ (758,593)
Adjustments to reconcile net loss to net cash used:
    Depreciation and Amortization                                  61,883          51,327            114,633        91,425
    (Increase) decrease in operating assets                      (547,696)        (72,577)          (828,517)     (188,845)
    Increase (decrease) in operating liabilities                 (254,743)        573,016           (588,765)      774,904
                                                              -------------   -------------      -------------  -------------
      Net cash provided by (used for) operating activities     (1,232,890)         (9,823)        (2,514,398)      (81,109)
                                                              -------------   -------------      -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                           (715,908)       (283,514)          (773,143)     (485,435)
Purchase of leasehold improvements                                (42,204)              -            (42,204)         (358)
Advances made on short-term notes receivable                       85,251         (10,000)                 -       (10,000)
Payments received on short-term notes receivable                        -               -                  -         1,500
Decrease (increase) in long-term notes receivable                 (63,651)        (91,261)           (63,651)     (187,781)
Decrease (increase) in other assets                               (24,876         (21,915)           (24,876)      (24,661)
                                                              -------------   -------------      -------------  -------------
      Net cash provided by (used for) investing activities       (761,388)       (406,710)          (903,874)     (706,735)
                                                              -------------   -------------      -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in short-term borrowings, net                 963,962         157,000          2,457,058       693,837
Payments on long-term debt & capital lease obligations            (41,613)        (20,617)           (76,040)      (53,164)
Borrowings on long-term debt & capital lease obligations          348,323          84,194            348,323       189,678
Issuance of common stock                                        1,419,390               -          1,419,390             -
                                                              -------------   -------------      -------------  -------------
   Net cash provided by (used for) financing activities         2,690,062         220,577          4,148,731       830,351
                                                              -------------   -------------      -------------  -------------

Net Change in Cash                                                695,784        (195,956)           730,459        42,507
Cash Balance - Beginning of the Period                             34,675         247,899                  -         9,436
                                                              -------------   -------------      -------------  -------------
Cash Balance - End of the Period                              $   730,459     $    51,943        $   730,459    $   51,943
                                                              =============   =============      =============  =============



                See accompanying notes to financial statements.

                             ORCA TECHNOLOGIES, INC
             including the accounts of its wholly-owned subsidiary
                                  Televar, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

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

     The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30 1997, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three and six-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  MERGER WITH TELEVAR, INC.

     On August 30, 1996, the Company effected a merger between a wholly owned subsidiary formed for the purpose of the merger and Televar, Inc. (the "Merger"). The shareholders of Televar received 11,593,325 shares of common stock of the Company in the Merger, resulting in shareholders of Televar owning an aggregate of 83% of the 13,968,625 shares of the Company's common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly owned subsidiary of the Company. The Televar capital stock that was converted into the Company's common stock was converted based on a five-for-one conversion ratio, which was determined pursuant to arms-length negotiations between the Company and the management of Televar. In connection with the Merger, the Company also issued an aggregate of 1,125,000 shares of common stock (approximately 8% of the outstanding common stock on a post-merger basis) to certain consultants as compensation for services rendered to Jungle Street prior to the merger.

     Prior to the Merger, the Company was inactive and had only nominal assets and liabilities. The financial statements included in this report include the activity of both Televar and the Company retroactively restated to the beginning of the periods covered by the financial statements.

NOTE 3.   REVERSE STOCK SPLIT

     On April 12, 1997, the Company executed a one-for-four reverse stock split of its outstanding common shares. Before the split, the Company had 14,640,745 shares outstanding; after the completion effected of the stock split, it had 3,660,186 shares outstanding. At the time of the stock split, the Company's trading symbol changed from "JUNS" to JNGS" on the electronic bulletin board exchange.

NOTE 4.   NAME CHANGE

     On December 31, 1997, the Company changed its name from Jungle Street, Inc. to Orca Technologies, Inc. At the time of the name change, the Company's trading symbol on the electronic bulletin board changed from "JNGS" to "ORCA".

NOTE 5. PROPOSED FORMATION OF INFORMATION TECHNOLOGY GROUP BY PACIFIC AEROSPACE & ELECTRONICS, INC.

     On June 13, 1997, the Company and Pacific Aerospace and Electronics, Inc. (PA&E) entered into an Operations Consulting and Expense Reimbursement Agreement (the "Interim Agreement"), whereby PA&E agreed to provide certain consulting, management and financial assistance and support to the Company until a proposed acquisition of the Company, and several other companies, by PA&E could be completed. These companies included: MONITRx, Inc. ("MONITRx"), Digital Network Associates, Inc. ("DNA"), Advantage Video Productions, Inc. ("AVP"), and Brigadoon.com, Inc. ("Brigadoon"). PA&E subsequently determined that it would not proceed with the proposed acquisitions.

     In connection with the proposed acquisition of the Company, PA&E loaned funds to the Company and guaranteed a bank line of credit for $1.3 million. As of December 31, 1997 in addition to the guarantee, the total amount loaned to the Company by PA&E was approximately $2.8 million. In addition, at December 31, 1997, PA&E had loaned approximately $1.4 million to MONITRx, DNA and AVP.

     The Company is currently exploring alternative financing sources in an effort to appropriately capitalize the Company and allow it to repay the loans from PA&E. However, there can be no assurance that the Company will be successful in these efforts. The ability of the Company to achieve satisfactory financing will impact its ability to pay its obligations to PA&E and to continue operations.

     The Company is presently negotiating terms whereby it may acquire MONITRx and DNA. There can be no assurance, however, that these negotiations will lead to agreements whereby the Company will acquire MONITRx and/or DNA. Further, the Company is presently considering acquiring AVP and Brigadoon. In connection with these proposed acquisitions, at December 31, 1997 the Company had loaned a total of approximately $483,000 to MONITRx, DNA and AVP. In addition, at December 31, 1997 the Company had loaned $115,000 to Brigadoon.

NOTE 6.  CERTAIN RELATIONSHIPS

     Mr. Roger Vallo, Chairman and CEO of the Company, and Mr. Donald Cotton, a director of the Company, were until recently both directors and shareholders of PA&E. Each has recently resigned his directorship with PA&E. However, each continues to be a shareholder of PA&E. In addition, Mr. Donald A. Wright, PA&E's Chief Executive Officer and President, and Mr. Nick A. Gerde, PA&E's Chief Financial Officer, Vice President, Finance and Treasurer, and certain of his family members are shareholders of the Company and were Directors of the Company until June, 1997. Mr. Allen Dahl, a shareholder of the Company, is a director and shareholder of PA&E. As of December 31, 1997 PA&E owned approximately 4.4% of the Company's outstanding common stock.

     As of December 31, 1997 PA&E agreed to guaranty the Company's acquisition of approximately $400,000 in required network equipment and $250,000 of furniture for the Company's new facility in Bothwell, Washington.

     Additionally, the Company is subleasing from PA&E approximately 20,000 square feet of a newly constructed office building situated in Bothell, Washington which it is using as its new corporate headquarters. The Company believes that the terms and conditions of the lease are representative of prevailing market rates and terms in the suburban Seattle area in which its new facility is located.

     Messrs. Vallo, Cotton, Gerde, Wright and Dahl have each indemnified guarantors of, certain obligations of the Company or its subsidiary.

     Mr. Michael Hendrickson, Chief Executive Officer, a director and shareholder of AVP, is also a director of the Company. In addition, Mr. Vallo is a senior officer, director and shareholder of AVP. Mr. Wright is also a shareholder of AVP.

     Mr. William Davis, Chief Executive Officer, director and a shareholder of DNA is also a director of the Company.

NOTE 7.  ISSUANCE OF COMMON STOCK

     During the quarter ended December 31, 1997, the Company issued 450,000 shares of common stock in a private equity financing transaction with a group of investors. The net proceeds to the Company were approximately $1.4 million. The Company is continuing discussions to secure additional sources of equity financing.

     While the Company was successful in raising capital in this offering, the Company continues to require additional debt or equity financing to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's current report on Form 10-KSB for the year ended June 30, 1997. The Company's actual results may differ materially from the results projected in the forward-looking statements.

RESULTS OF OPERATIONS

Quarterly periods ended December 31, 1997 and 1996:

     Revenues for the three months ended December 31, 1997, were $694,400, an 11% increase over revenues of $623,700 for the three month period ended December 31, 1996. The growth in revenue is attributed to an increase in the Company's Internet customer base and accelerated collection of accounts receivable.

     Cost of sales for the three month period ended December 31, 1997 were $564,700 compared with cost of sales for the three month period ended December 31, 1996 of $610,700 a decrease of 7%. Cost of sales consist primarily of commissions and network operating costs, including leased line and local access charges.

     Selling, general and administrative expenses for the three months ended December 31, 1997 were $502,100 compared to $515,800 for the three month period ending December 31, 1996, a decrease of $13,700. The Company has and continues to increase its operational efficiencies in an effort to reduce selling, general and administrative costs. However, there is no assurance that this trend will continue.

Interest expenses for the three months ended December 31, 1997 was $128,300 compared to $58,700 for the same period in 1996. The increase in interest expense is due to the increased level of borrowings during the quarter in 1997. See - "Liquidity".

Six month periods ended December 31, 1997 and 1996:

     Revenues for the six months ended December 31, 1997 were approximately $1,285,600. Of these revenues, approximately 86% represented Internet access fees and approximately 14% represented revenues derived from the sale of other goods and services. Comparatively, revenues for the six months ended December 31, 1996 were approximately $1,339,400. Of these revenues, approximately 75% represented Internet access fees and 18% represented VAR fee revenues and approximately 7% represented revenues derived from other goods and services. VAR revenues are deferred until certainty of collection has been historically demonstrated. Thus, no VAR revenues have been reported for the current period.

     Cost of sales for the six months ended December 31, 1997 were approximately $1,339,300 compared to cost of sales for the six months ended December 31, 1996 of $1,078,100. Cost of sales consists primarily of commissions and network operating cost, including leased line and local access charges. Cost of sales increased as a percentage of revenues from approximately 81% in 1996 to 89% in 1997. Management attributes the increase in cost of sales to expanding and upgrading the network. This includes the installation of additional lines and increased depreciation expense attributed to the network upgrade. Some of these costs were incurred to better serve the Company's existing customers and in anticipation of growth in the Company's subscription base. The Company is subject to the continuing risk that operating expenses may increase faster than revenues.

     Sales, general and administrative expenses consist primarily of personnel, marketing and interest expenses. Sales, general and administrative expenses were $1,144,700 for the six months ended December 31, 1997 compared to $940,900 for the six months ended December 31, 1996. The increase in expenses is primarily attributed to growing personnel, marketing and administrative costs which were incurred during the first quarter of 1997. Management believes a significant portion of the increases in these expenses resulted from certain administrative inefficiencies created by prior management. Current management has taken steps to reduce such inefficiencies by, among other tings, reducing personnel. At the same time, the Company's monthly rental obligation for its new facility in Bothell, Washington is an increased expense which will continue during the term of the lease. Thus, there can be no assurance the management's efforts to reduce historic administrative and other inefficiencies will result in lower sales, general and administrative expenses.

     Interest expense for the six months ended December 31, 1997 was $231,200 compared to $87,000 for the six months ended December 31, 1996. The increase in expense is due to the increased level of borrowings during the period. The Company continues to borrow in order to fund operations. Also, during the six months ended December 31, 1997, the Company realized net proceeds of $1,366,890 from the issuance of common stock in a private placement to non-U.S. persons and accredited investors.

     Managements' current objective is to secure additional equity capital to fund operating cash flow shortfalls. There can be no assurance, however, that the company will be able to identify investors willing to purchase its equity securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels. See - "Liquidity."

LIQUIDITY

     At December 31, 1997, the Company's total current assets were $2,002,700 and its total current liabilities were $6,207,500 for a net working capital deficit of $4,204,800.

     The Company has met some of its cash requirements through a combination of cash flow from operations, issuance of common stock and borrowings from PA&E. See the notes to financial statements accompanying this report. During the three and six months ended December 31, 1997, the Company borrowed $1,525,000 and $2,377,800, respectively from PA&E. The notes are payable on demand and bear interest at 12%. To date no demand for payment has been made by PA&E.
The total balance due PA&E as of December 31, 1997, excluding a guarantee on a line of credit described below, is $2,814,800.

     In addition, the Company has a $1,300,000 line of credit with a commercial lender that was established in July 1997. Repayment of all advances to the Company pursuant to the line of credit is guaranteed by PA&E. The line of credit has been fully utilized and additional sums are not available for borrowing by the Company. The line of credit expired on January 15, 1998 and the Company and PA&E are currently in negotiations with the bank to extend the obligation for an additional term. The Company is not in default under this obligation.

     For the three and six months ended, the Company made payments under capital lease obligations of approximately $42,000 and $76,000, respectively.

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

CAPITAL EXPENDITURES

     During the quarter ended December 31, 1997, the Company acquired approximately $757,000 in capital equipment, furniture and leasehold improvements. This included approximately $400,000 in network upgrades relating to the Company's Internet business and $250,000 in furniture, fixtures and equipment for the Company's new facility in Bothell, Washington. While the Company attempts to secure appropriate financing for these acquisitions, PA&E has guaranteed these purchases.

                         Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about October 27, 1997, Gregory K. Martin and Strategic Resources Group, Inc. ("SRG") filed an action against the Company, Televar, Inc., a wholly owned subsidiary of the Company certain shareholders of the Company and Roger P. Vallo, the Chairman and CEO of the Company in the Chelan County Superior court for the State of Washington. In their complaint, the plaintiffs claim that the Company and Televar breached various employment and other agreements with Martin and failed to consummate a merger with SRG resulting in damages in excess of $275,000. The defendants have filed an answer to the complaint and assert various counterclaims. Management believes that the claims of SRG are wholly without merit. Subsequent to December 31, 1997, the parties to the litigation agreed to submit their respective claims to mediation.

Item 2.  Changes in Securities.

(c) Sales of Unregistered Securities. During the quarter ended December 31, 1997, the Company sold 450,000 shares of Common Stock in a private offering to certain accredited investors. The proceeds of this offering were approximately $1,400,000 (or approximately $3.00 per share). The offer and sale of such shares was made without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to and in reliance upon exemptions from the registration requirements of the Act, including the provisions of Sections 3(b) and 4(2) of the Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

Item 5.  Other Information.

In December 1997, the Company amended its articles of incorporation to change its name from Jungle Street, Inc. to Orca Technologies, Inc.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

     (27) Financial Data Schedule

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ORCA TECHNOLOGIES, INC.


Date: February 6, 1998                      /s/ Roger P. Vallo
                                            ----------------------------
                                            Roger P. Vallo, President

                                 EXHIBIT INDEX

Exhibit Number                   Description                Sequential Page
      27                   Financial Data Schedule                13