Form 10QSB
period 1998-03-31
ORCA TECHNOLOGIES INC
filed 1998-05-15
CIK 1004932

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO____.

Commission File Number 0-27390

                         ORCA TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)

            Utah                                      87-0368236
 (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification No.)

24000 35th Avenue, SE - Suite 200, Bothell, WA      98021
(Address of Principal Executive Offices)         (Zip Code)

                            (425) 354-1600
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 5, 1998, approximately 12,031,000 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No  [X]

ORCA TECHNOLOGIES, INC. AND SUBSIDIARIES

Form 10QSB

             For the Quarterly Period Ended March 31, 1998

                              TABLE OF CONTENTS

                                                                  Page
                                                                 ------
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 1998
         and June 30, 1997                                           3

         Condensed Consolidated Statements of Operations - Three
         and Nine Months Ended March 31, 1998 and 1997               4

         Condensed Consolidated Statements of Cash Flows -
         Three and Nine Months Ended March 31, 1998 and 1997         5

         Notes to Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                           8

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          11

Item 2.  Changes in Securities                                      11

Item 5.  Other Information                                          11

Item 6.  Exhibits and Reports on Form 8-K                           11

Signatures                                                          12

                ORCA Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets
                                (Unaudited)



                                                   March  31,         June 30,
                                                      1998              1997
                                                 ---------------   ---------------
ASSETS
------
Current Assets
     Cash and cash equivalents                   $    3,695,223    $         -
     Accounts receivable, net                           256,888           233,714
     Notes receivable - related parties                 270,368            33,549
     Notes receivable - others                          223,484           105,953
     Prepaid expenses                                   138,939            70,556
                                                 ---------------   ---------------
        Total current assets                          4,584,902           443,772

Property & Equipment - net                            1,890,392           826,413
Notes Receivable, less current portion                   99,975            38,148
Other Assets                                          4,281,413           189,101
                                                 ---------------   ---------------
        Total assets                             $   10,856,682    $    1,497,434
                                                 ===============   ===============


LIABILITIES & SHAREHOLDERS EQUITY
---------------------------------
Current Liabilities
     Accounts payable                            $    1,075,190    $    1,414,317
     Accrued liabilities                              1,464,950           635,985
     Deferred revenues                                  382,199           334,700
     Notes payable - other                              141,741           171,742
     Current portion of long-term debt                  210,700            91,274
                                                 ---------------   ---------------
        Total current liabilities                     3,274,780         2,648,018

Long-Term Debt, less current portion                  2,453,986           153,632
Long-Term Debt Due to Related Parties                 4,219,420         1,737,000
Shareholders' Equity (Deficit)                          908,496        (3,041,216)
                                                 ---------------   ---------------
        Total liabilities and stockholders
          equity                                 $   10,856,682    $    1,497,434
                                                 ===============   ===============


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ORCA Technologies, Inc. and Subsidiaries
              Condensed Consolidated Statements of Operations
       For the Three and Nine Months Ended March 31, 1998 and 1997
                                 (Unaudited)




                                              Three Months Ended                Nine Months Ended
                                                   March 31,                        March 31,
                                       -------------------------------   -------------------------------
                                            1998             1997             1998             1997
                                       --------------   --------------   --------------   --------------
Revenues                               $     651,842    $     644,575    $   1,937,402    $   1,985,414
Cost of Revenues                             628,473          391,228        1,767,808        1,385,548
                                       --------------   --------------   --------------   --------------
Gross Profit                                  23,369          253,347          169,594          599,866

Operating Expenses                         1,712,881          455,673        2,857,000        1,428,088
                                       --------------   --------------   --------------   --------------
Loss from Operations                      (1,689,512)        (202,326)      (2,687,406)        (828,222)

Interest Income                                6,850             -              24,716             -
Interest Expense                            (165,512)         (22,730)        (397,233)        (155,427)
                                       --------------   --------------   --------------   --------------
Net Loss                               $  (1,848,174)   $    (225,056)   $  (3,059,923)   $    (983,649)
                                       ==============   ==============   ==============   ==============

Net Loss per Share                     $       (0.30)   $       (0.06)   $       (0.66)   $       (0.27)
                                       ==============   ==============   ==============   ==============

Weighted Average Number
   of Shares Outstanding                   6,136,631        3,660,186        4,649,037        3,660,186
                                       ==============   ==============   ==============   ==============


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ORCA Technologies, Inc. and Subsidiaries
             Condensed Consolidated Statements of Cash Flow
      For the Three and Nine Months Ended March 31, 1998 and 1997
                                 (Unaudited)



                                                                  Three Months Ended                Nine Months Ended
                                                                      March 31,                          March 31,
                                                           -------------------------------   -------------------------------
                                                                1998             1997             1998             1997
                                                           --------------   --------------   --------------   --------------
OPERATING ACTIVITIES
     Net loss                                              $  (1,848,174)   $    (225,056)   $  (3,059,923)   $    (983,649)
     Adjustments to reconcile net loss to cash used:
        Depreciation and amortization                            183,831           56,027          292,565          147,452
        Change in operating assets                               515,716         (307,857)        (312,801)        (496,702)
        Change in operating liabilities                          683,509           10,570           94,744          785,476
                                                           --------------   --------------   --------------   --------------
     Net Cash Used By Operating Activities                      (465,118)        (466,316)      (2,985,415)        (547,423)
                                                           --------------   --------------   --------------   --------------

INVESTING ACTIVITIES
     Purchases of property & equipment                          (269,079)            -            (637,626)        (485,793)
     Changes in notes receivable                                   1,824              520          (61,827)        (194,800)
     Cash balances of acquired companies                          33,629             -              33,629             -
     Pre-acquisition advances to acquired entities              (514,255)            -            (514,255)            -
     Other investing activities                                 (184,546)           2,600         (203,523)         (23,022)
                                                           --------------   --------------   --------------   --------------
     Net Cash Provided (Used) By Investing Activities           (932,427)           3,120       (1,383,602)        (703,615)
                                                           --------------   --------------   --------------   --------------

FINANCING ACTIVITIES
     Change in short-term borrowings, net                           -             575,000             -           1,268,837
     Reduction in debt                                           (30,964)         (27,379)        (126,223)         (80,543)
     Proceeds from debt                                            9,148             -           2,386,948          189,678
     Issuance of common stock and warrants                     4,384,125             -           5,803,515             -
                                                           --------------   --------------   --------------   --------------
     Net Cash Provided By Financing Activities                 4,362,309          547,621        8,064,240        1,377,972
                                                           --------------   --------------   --------------   --------------

NET CASH PROVIDED (USED)                                       2,964,764           84,425        3,695,223          126,934

Cash & cash equivalents, Beginning of Period                     730,459           51,944             -               9,435
                                                           --------------   --------------   --------------   --------------
CASH & CASH EQUIVALENTS, End of Period                     $   3,695,223    $     136,369    $   3,695,223    $     136,369
                                                           ==============   ==============   ==============   ==============


       The accompanying notes are an integral part of these condensed consolidated financial statements.

               ORCA TECHNOLOGIES, INC. and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes normally included in audited financial statements presented in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, consolidated results of operations, and consolidated statements of cash flow for the three and nine-month periods ended March 31, 1998 have been included. All significant intercompany transactions have been eliminated in the consolidation process.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30 1997, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998.

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

NOTE 3.   REVERSE STOCK SPLIT

     On April 12, 1997, the Company executed a one-for-four reverse stock split of its outstanding common shares. Before the split, the Company had 14,640,745 shares outstanding; after effecting the stock split, the Company had 3,660,186 shares outstanding. At the time of the stock split, the Company's trading symbol changed from "JUNS" to JNGS" on the electronic bulletin board exchange.

NOTE 4.   NAME CHANGE

     The Company was originally organized under the name Jungle Street, Inc. On December 31, 1997, the Company changed its name to Orca Technologies, Inc. At the time of the name change, the Company's trading symbol on the electronic bulletin board was changed from "JNGS" to "ORCA".

NOTE 5.    PROPOSED FORMATION OF INFORMATION TECHNOLOGY GROUP BY
           PACIFIC AEROSPACE & ELECTRONICS, INC. AND DEBT
           RESTRUCTURING AGREEMENT

     The Interim Agreement

     In anticipation of a proposed acquisition of the Company by Pacific Aerospace and Electronics, Inc. (PA&E), the Company and PA&E entered into an Operations Consulting and Expense Reimbursement Agreement (the "Interim Agreement") in June 1997 (see Note 8).
Under the agreement, PA&E agreed to provide certain consulting, management and financial assistance and support to the Company until a proposed acquisition of the Company and several other companies, by PA&E could be completed. These companies included MONITRx, Inc. ("Monitrx"), Digital Network Associates, Inc. ("DNA"), Advantage Video Productions, Inc. ("AVP"), and Brigadoon.com, Inc. ("Brigadoon"). PA&E subsequently determined that it would not proceed with the proposed acquisitions.

     The Company is presently negotiating to acquire AVP. There can be no assurance, however, that an agreement will be reached to acquire AVP. In connection with the proposed acquisition, at March 31, 1998 the Company had loaned approximately $270,000 to AVP.

     During the term of the Interim Agreement, PA&E loaned funds to the Company (and the other target companies) and guaranteed a bank loan for approximately $1.3 million and equipment lease of $372,000. As of March 31, 1998 in addition to the guarantee, the total amount loaned under the agreement by PA&E was approximately $4.2 million.

     Debt Restructuring Agreement

     On April, 27, 1998, the Company consummated an agreement with PA&E to convert the $4,219,000 owed under the combined Orca, Televar and assumed Monitrx notes into shares of Orca common stock at $2.00 per share (the "Restructuring Agreement"), immediately following Orca's completion of its pending private offering of common stock. In the Restructuring Agreement, Orca agreed to grant PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggyback registration rights, which will be effective the earliest of: (a) the closing of Orca's third round of financing, and (b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue guaranteeing Orca's $1.3 million loan to a commercial lender and equipment lease, and Orca agreed to time limitations on the guaranties.

     As an inducement to PA&E's agreement to convert the Company's debt to equity, the Company also agreed to purchase a promissory note and all related interests of PA&E in Brigadoon, including
PA&E's interest in a lawsuit filed by PA&E against Brigadoon to recover the amount owed. The Company also joined in filing involuntary bankruptcy proceedings against Brigadoon in March 1998. Included in the rights acquired by the Company is a common stock purchase warrant that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock. The purchase price of these rights and interests is $950,000, payable over five years under a promissory note, with interest at the rate of 8% per annum. Under the note, Orca will pay interest only for the first year commencing March 1, 1998, and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term. There is no assurance that the Company's interest in Brigadoon willultimately have significant value for the Company.

     The following reflects the debt and equity section of the Company's balance sheet as if the Restructuring Agreement had been entered into effective the fiscal quarter ended March 31, 1998:

                                   Actual               Pro Forma
                                   ------               ---------
                                March 31, 1998        March 31, 1998
                                --------------        --------------

Current liabilities                $ 3,274,780           $ 3,215,039

Long-term debt                       6,673,406             3,463,727

Shareholders' equity                   908,496             4,177,916
                                --------------        --------------
Total Liabilities and Equity       $10,856,682           $10,856,682
                                ==============        ==============
Debt to equity ratio                 7.35:1                   0.83:1
                                ==============        ==============

NOTE 6.  CERTAIN RELATIONSHIPS

     Mr. Roger Vallo, Chairman and CEO of the Company, and Mr. Donald Cotton, a director of the Company, until January 1998, were directors of PA&E. Both are shareholders of PA&E. In addition, Mr. Donald A. Wright, PA&E's Chief Executive Officer and President, and Mr. Nick A. Gerde, PA&Es Chief Financial Officer, Vice President, Finance and Treasurer, and certain of Mr. Gerde's family members, are shareholders of the Company. Until June 1997, Mr. Wright and Mr. Gerde were also directors of the Company. Mr. Allen Dahl, a shareholder of the Company, is a director and shareholder of PA&E. As of May 7, 1998, PA&E is the beneficial owner approximately 19.0% of the Company's outstanding common stock.

     The Company subleases from PA&E approximately 20,000 square feet of a newly constructed office building situated in Bothell, Washington, which serves as the Company's new corporate headquarters. The Company believes that the terms and conditions of the lease are representative of prevailing market rates and terms in the suburban Seattle area in which the building is located.

     Messrs. Vallo, Cotton, Gerde, Wright and Dahl have each personally guaranteed certain obligations of the Company or its subsidiaries.

     Mr. Michael Hendrickson, the Chief Executive Officer, a director and shareholder of AVP, is also a director of the Company. In addition, Mr. Vallo is an executive officer, director and shareholder of AVP.

NOTE 7.  ISSUANCE OF COMMON STOCK

     During the nine months ended March 31, 1998, the Company issued 992,000 restricted shares of common stock to certain accredited investors in a private transaction exempt from registration under federal and state securities laws. In connection with this offering the Company also issued warrants to purchase
496,000 shares of common stock at $1.85 per share, expiring
September 30, 1998. The net proceeds to the Company from this offering were approximately $1.4 million.

     During the quarter ended March 31, 1998, the Company issued 3,925,000 restricted shares of common stock to certain accredited investors and sophisticated purchasers in a private transaction exempt from registration under federal and state securities laws. In connection with this offering the Company also issued the investors warrants to purchase a total of 1,570,000 additional shares of common stock at $1.85 per share, expiring March 13, 1999. The Company also issued warrants to purchase 232,850 shares of common stock as a commission. These warrants also expire on March 13, 1999. The net proceeds of this offering were approximately $4.4 million.

     During the quarter ended March 31, 1998, the Company issued
1,200,000 and 111,000 restricted shares of common stock in connection with the acquisition of the assets of Monitrx and DNA, respectively.

     The Company is continuing discussions to secure additional equity financing. Notwithstanding the completion of the two offerings described above, the Company requires additional debt or equity financing to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.

NOTE 8 ACQUISITIONS

     In February 1998, the Company acquired Monitrx and DNA for cash and stock valued at approximately $4,150,000 and $265,000, respectively. Monitrx develops and markets advanced network based software applications for the home-health care industry. DNA has developed proprietary computer networking technology which empowers authorized field-based personnel without computer skills, to access and update data on network data bases, by means of a regular touch-tone telephone pad.

     The Company exchanged 1,311,000 shares of its restricted common stock valued at $1,206,120 ($.92 per share) and assumed approximately $3,207,000 in liabilities in connection with these acquisitions. The Company also granted certain piggyback registration rights on a total of 1,200,000 shares in the event of a subsequent public offering of the Company's common stock. The purchase agreements also require the Company to make cash payments to the former shareholders and/or employees of Monitrx and DNA over a five-year period commencing July 1, 1998, if projected annual net income forecasts are exceeded by the business units through which the Company effected these transactions.

     The above acquisitions have been accounted for as a purchase, and accordingly, the operating results of Monitrx and DNA have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of assets acquired (approximately $3,932,000) is being amortized over periods ranging from 3 to 5 years.

NOTE 9 COMPUTATION OF EARNINGS PER SHARE

     Earnings per share is computed in accordance with Financial Accounting Standards No. 128 - "Earnings Per Share" (SFAS 128). In accordance with SFAS 128 basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Common stock equivalents were not included in the computation of earnings per share for the periods presented because their inclusion is antidilutive.


Item 2.   Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. The Company's actual results may differ materially from the results projected in the forward-looking statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

     Revenues for the three months ended March 31, 1998, were $651,800, a slight increase over revenues of $644,600 for the three-month period ended March 31, 1997. Revenue in both periods is largely attributed to Internet access service.

     Cost of sales for the three month period ended March 31, 1998 were $628,500 compared with cost of sales for the three month period ended March 31, 1997 of $391,200. The increase is primarily attributed to higher line charges, a portion of which is attributed to the recent network upgrade and expansion. Cost of sales consist primarily of commissions and network operating costs, including leased line and local access charges.

     Selling, general and administrative expenses for the three months ended March 31, 1998 were $1,712,900 compared to $455,700 for the three month period ending March 31, 1997, an increase of $1,257,200. Expenses at Televar increased approximately $259,000 or 57% between the two periods, due to legal fees, bad debts and a charge to earnings for an out-of-court negotiated settlement. The remaining $998,000 increase is due to expenses incurred at Monitrx, DNA and the corporate office that were not part of the Company's operations in 1997, including approximately $67,000 related to amortization of premiums associated with acquired companies.

     Interest expense for the three months ended March 31, 1998 was $165,500 compared to $22,700 for the same period in 1997. The increase in interest expense is due to the increased level of borrowings during the quarter in 1998. See - "Liquidity". Interest expense also includes interest for Monitrx and DNA, which were not included in the Company's operating results in 1997.

Nine Months Ended March 31, 1998 and 1997

     Revenues for the nine months ended March 31, 1998 were approximately $1,937,400. Of these revenues, approximately 92% were from Internet access fees and approximately 8% represented revenues derived from the sale of other goods and services. Comparatively, revenues for the nine months ended March 31, 1997 were approximately $1,985,400. Of these revenues, approximately 72% represented Internet access fees, 16% represented VAR fee revenues, and approximately 12% represented revenues derived from other goods and services. VAR revenues are deferred until certainty of collection has been historically demonstrated. No VAR revenues have been reported for the nine months ended March 31, 1998.

     Cost of sales for the nine months ended March 31, 1998 were approximately $1,767,800 compared to cost of sales for the nine months ended March 31, 1997 of $1,385,500. Cost of sales consists primarily of commissions and network operating cost, including leased line and local access charges. Cost of sales increased as a percentage of revenues (excluding VAR revenues) from approximately 80% in 1997 to 90% in 1998. Management attributes the increase in cost of sales to expanding and upgrading the network. This includes the installation of additional lines and increased depreciation expense attributed to the network upgrade. Some of these costs were incurred to better serve the Company's existing customers and in anticipation of growth in the Company's subscription base. The Company is subject to the continuing risk that operating expenses may increase faster than revenues.

     Selling, general and administrative expenses consist primarily of personnel, marketing and software development expenses. Sales, general and administrative expenses were $2,857,000 for the nine months ended March 31, 1998 compared to $1,428,100 for the nine months ended March 31, 1997, an increase of $1,428,900. Televar experienced a $182,900 increase between the two periods, due to legal fees, bad debts and a charge to earnings for an out-of-court settlement, partially offset by other operating efficiencies. The remaining $1,246,000 increase over the comparable period is attributable to expenses at Monitrx and DNA which were acquired during the quarter ended March 31, 1998 and the expenses associated with the new corporate office of the Company, which were not incurred in 1997, including approximately $67,000 related to amortization of premiums associated with acquired companies.

     Interest expense for the nine months ended March 31, 1998 was $397,200 compared to $155,400 for the nine months ended March 31, 1997. The increase in expense is due to increased borrowings during the period. Interest expense also includes interest for Monitrx and DNA, which were acquired in 1998. The Company continues to borrow in order to fund operations. Also, during the nine months ended March 31, 1998, the Company realized net proceeds of approximately $5.8 million from the issuance of common stock in a private placement to non-U.S. persons and accredited investors.

     Management's current objective is to secure additional equity funding to finance operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels or to cut back its operations. See - "Liquidity."

LIQUIDITY

     At March 31, 1998, the Company's total current assets were $4,584,900 and its total current liabilities were $3,215,000 for net working capital of $1,369,900.

     The Company has met some of its cash requirements through a combination of cash flow from operations, issuance of common stock and borrowings from PA&E. Subsequent to the end of the period covered by this report, the Company entered into an agreement under which PA&E converted debt of $4,219,000 to equity (See Note 5) and extended its guarantee of a loan and equipment lease of the Company. This transaction substantially improved the working capital position of the Company, but it is anticipated that the Company will continue to require additional financing. See the notes to financial statements accompanying this report.

     The Company has a $1,215,765 loan with a commercial lender that was established in July 1997. Repayment of all advances to the Company pursuant to the loan is guaranteed by PA&E for an eighteen-month period commencing April 27, 1998.

     The proceeds from borrowings, together with cash from operations, are insufficient to fund budgeted operations for the near term. The Company will require additional financing in order to fund its operating plan and budget and is in discussions with several potential equity financing sources. There is no assurance; however, that these discussions will result in additional funding on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected.

ACQUISITIONS

     Monitrx

     In February 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Monitrx, a California corporation, through a wholly owned subsidiary. In consideration for the purchase, the Company issued 1,200,000 restricted shares of the Company's common stock. Subsequent to the closing, the Company's subsidiary changed its name to Monitrx, Inc. Monitrx, Inc. conducts its business at the Company's headquarters in Bothell, Washington.

     DNA

     In February 1998, the Company acquired substantially all of the assets, and assumed certain liabilities of DNA, through a wholly owned subsidiary. In consideration for the purchase, the Company issued 111,000 restricted shares of the Company's unregistered common stock. Subsequent to the closing, the Company's subsidiary changed its name to Digital Networks Associates, Inc. Digital Networks Associates, Inc. conducts its business out of offices located in Costa Mesa, California.

     Assimilation of Acquisitions

     The Company's acquisitions have placed a significant burden on its management, financial and other resources. Past and future acquisitions may subject the Company to many risks, including risks relating to integrating and managing the operations and personnel of acquired companies, and maintaining and implementing uniform standards, controls, procedures and policies. The success of future acquisitions will depend in part upon the Company's ability to assess and manage the risks typically associated with acquisitions, including the risks of assessing the values, strengths and weaknesses of acquisition candidates or new products, possible diversion of management attention from the Company's existing businesses, reduction of cash, disruption of product development cycles, dilution of earnings per share, or other factors. A failure to achieve or sustain the anticipated benefits of any acquisition could result in that acquisition having a detrimental effect on the Company's results of operation, cash flow and financial position.

CAPITAL EXPENDITURES

     The Company has no current plans for material capital expenditures. Additions and replacements of furniture, fixtures and equipment are generally funded through working capital, capital leases or loans from financing institutions, which are secured by the equipment being acquired.


                         Part II.  Other Information

Item 1.  Legal Proceedings

     On or about October 27, 1997, Gregory K. Martin and Strategic Resources Group, Inc. ("SRG") filed an action against the Company, its subsidiary, Televar, Inc., certain shareholders of the Company and Roger P. Vallo, the Chairman and CEO of the Company in the Chelan County Superior court for the State of Washington, alleging breach of various employment and other agreements and failing to consummate a merger with SRG resulting in damages in excess of $275,000. The defendants denied plaintiffs' claims and filed various counterclaims. Management believed that the claims of SRG were wholly without merit. In April 1998, the matter was mediated and the Company paid $125,000 to settle the case.

Item 2.  Changes in Securities.

     During the nine months ended March 31, 1998, the Company issued 992,000 restricted shares of common stock in a private placement to certain accredited investors and sophisticated purchasers. In connection with the offering, the Company also issued warrants to purchase a total of 496,000 additional shares of common stock at $1.85 per share, expiring September 30, 1998. The net proceeds to the Company were approximately $1.4 million (or approximately $1.41 per share).

     During the quarter ended March 31, 1998, the Company issued 3,925,000 restricted shares of common stock in a private transaction to certain accredited investors and sophisticated purchasers. In connection with this offering, the Company also issued warrants to purchase a total of 1,570,000 restricted shares of common stock at $1.85 per share, expiring March 13, 1999. In connection with this offering, the Company also issued warrants to purchase 232,850 shares of common stock at $1.85 per share, as commissions. These warrants also expire on March 13, 1999. The net proceeds of the offering provided the Company with approximately $4.4 million (approximately $2.80 per share).

	In each of the transactions described above, the offer and sale of such shares was made without registration in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") and relevant state law, applicable to private offerings. The purchasers of the shares were accredited investors (as that term is defined in Rule 501 of Regulation D, promulgated under the 1933 Act) or sophisticated purchasers who had access to information reasonably intended to allow them to make an informed decision regarding a purchase of the shares.

     During the quarter ended March 31, 1998, the Company issued
1,200,000 and 111,000 shares of unregistered common stock to purchase Monitrx and DNA, respectively.

     In each of the transactions, the offer and sale of such shares was made without registration under the 1933 Act, pursuant to and in reliance upon exemptions from the registration requirements of the 1933 Act, including the provisions of Sections 3(b) and 4(2) of the Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

Item 5. Other Information

     Restructuring Agreement

     On April 27, 1998, the Company entered an agreement with PA&E to convert $4,219,000 owed under certain notes into shares of the Company's common stock at $2.00 per share (the "Restructuring Agreement"). The Company also granted PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggyback registration rights, which will be effective the earliest of: (a) the closing of a third round of financing by the Company, or (b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue to guarantee a $1.3 million loan with a commercial lender and an equipment lease, subject to certain mutually acceptable time limitations.

     As an inducement to have PA&E convert the debt to equity, the Company also acquired a note and all related interests of PA&E in Brigadoon, including the rights and claims of PA&E in certain litigation. The Company also joined in filing involuntary bankruptcy proceedings against Brigadoon in March 1998. Included in the rights acquired by the Company is a common stock purchase warrant that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock. The purchase price of these rights and interests is $950,000, payable over five years under a promissory note, with interest at the rate of 8% per annum. Under the note, Orca will pay interest only for the first year commencing March 1, 1998, and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term. The is no assurance that the Company's interest in Brigadoon will ultimately have significant value for the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B.

        (27)    Financial Data Schedule

(b) Reports on Form 8-K. During the quarter ended March 31, 1998, the Company filed the following current reports on Form 8-K:

    1.     March 5, 1998 to report acquisition of DNA

    2.     March 26, 1998 to report acquisition of Monitrx

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ORCA TECHNOLOGIES, INC.


Date: May 15, 1998                      /s/ Roger P. Vallo
                                       ----------------------------
                                        Roger P. Vallo, President