Form 10KSB
period 1998-06-30
ORCA TECHNOLOGIES INC
filed 1998-10-14
CIK 1004932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission file number 0-27390

                            ORCA TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

          Utah                                      87-0368236
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                       24000 35th Avenue, SE, Suite 200
                           Bothell, Washington 98021
                                 (425) 354-1600
         (Address and telephone number of principal executive offices)

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

Yes  X   No ___
     -
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Incorporation by Reference. The issuer hereby incorporates by reference the Company's 1998 Proxy Statement into Items 10; 11 and 12 of Part III of this Report on form 10-KSB. The Proxy Statement will be provided to stockholders subsequent to the filing of this Report.

The issuer's revenues from continuing operations for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates, based on the closing price for the registrant's Common Stock on the Nasdaq Electronic Bulletin Board, as of October 7, 1998, was $8,045,112.

The number of shares outstanding of the issuer's Common Stock, as of October 7, 1998 was 12,778,407 shares.

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

Item 1.  Description of Business

General


     The Company provides products and value-added services in the information access and home health care management industry. Highly productive information management systems that are insensitive to distance and location and designed to solve defined business problems are urgently needed in many markets. Customers will often pay a premium for significant gains in productivity, but require seamless product-network integration in return. The Company seeks to deliver turnkey, application-rich proprietary products to fast growth market niches.
The Company's primary focus is in the home health care market. Prior to September 1998, the Company also provided Internet access and related services in the Northwest area of the United States. The Company divested itself of the Internet access business that comprised its Network Services Group in September 1998. The Company's stated mission is to institutionalize the management of information with custom software products and services that immediately deliver both efficiency and quality to its customers.

     As a result of a recent restructuring, the Company has determined it will focus its business activities on providing software application solutions, offering proprietary software applications that provide efficience and compliance with government mandated regulations. In connection with its restructuring, the Company accomplished several key goals:

     .    Assimilation of a completely new management team

     .    Completion of two key strategic acquisitions

     .    Closing of equity financing

     . Execution of a debt-for-equity swap which eliminated approximately $3.3 million in corporate obligations

     .    Sale of its Network Services Group

     . Introduction of its primary product line, CuraSys(TM), to the healthcare industry

The 1998 Acquisitions

     MONITRx. In February 1998, the Company acquired substantially all of the assets and assumed certain liabilities of MONITRx Corporation, a California corporation, through a wholly owned subsidiary now conducting business under the name MONITRx, Inc. ("MONITRx"). In consideration for the purchase, the Company issued 1,200,000 restricted shares of the Company's Common Stock.

     DNA. In February 1998, the Company also acquired substantially all of the assets, and assumed certain liabilities of DNA, through a wholly owned subsidiary. In consideration for the purchase, the Company issued 111,000 restricted shares of the Company's unregistered Common Stock. Subsequent to the closing, the Company's subsidiary changed its name to Digital Networks Associates, Inc. DNA conducts its business out of offices located in Costa Mesa, California.

     The Company's acquisitions and the discontinued Internet access business of the Company placed a significant burden on its management, financial and other resources. Past and future acquisitions may subject the Company to additional risks, including risks relating to integrating and managing the operations and personnel of acquired companies, and maintaining and implementing uniform standards, controls, procedures and policies. The success of future acquisitions will depend in part upon the Company's ability to assess and manage the risks typically associated with acquisitions, including the risks of assessing the values, strengths and weaknesses of acquisition candidates or new products, possible diversion of management attention from the Company's existing businesses, reduction of cash, disruption of product development cycles, dilution of earnings per share, or other factors. A failure to achieve or sustain the anticipated benefits of any acquisition could result in that acquisition having a detrimental effect on the Company's results of operation, cash flow and financial position.

Products

     Orca develops and markets information technology products and services to the "alternate site" healthcare marketplace. This includes home healthcare, extended care facilities, nursing and acute care facilities (such as hospitals). The initial product line, CuraSys(TM), is a software application that fully automates both the field-based and the administrative operations of the health care customer. All applications within the CuraSys system provide workflow-based management capability through a proprietary means by defining and automating clinical processes rather than by providing a system that merely collects and prints billing claims. The CuraSys product line uses a patented means of collecting detailed patient care data that, when aggregated, provides for significant clinical diagnoses and analyses, and mitigates both financial and regulatory risks for the users of the system. The Company has engineered all applications with the system using reliable, scalable, best-of-breed technologies. The Company believes these features enhance its goal of becoming a leader in this new business sector. The newly assembled management includes a capable team with over 17 years of successful operating experience in the alternative site healthcare market, whose work has been characterized by their innovation and contributions to the growth of the market.

     With the acquisition of MONITRx, the Company acquired a suite of powerful applications focused on driving the business of improving quality patient care through advanced network-based products and services. The strategic premise of the effort was to develop and validate that through providing "point-of-care" automation to field-based care providers (nurses, therapists, aides, etc.), home healthcare agencies are expected to realize significant and immediate gains in operating efficiency. The prototype of the product was tested in a pilot program at the Fremont, California branch of Coram Healthcare, Inc. Coram is a major US home healthcare agency located in the San Francisco Bay Area. The results of the pilot program were generally very positive.

     The home healthcare market has been characterized by inefficient operating practices. The inefficient nature of the market developed in large part as a result of an overall lack of payer-based incentives because of heavy subsidies paid by government reimbursement programs through HCFA and Medicare. As a result of government mandates, however, home healthcare providers have now been forced to accept a radical, risk-based, reimbursement environment called the "Prospective Payment System." To remain profitable under the Prospective Payment System, home healthcare agencies must find a way to cut operating costs by as much as 35% while continuing to show that they consistently provide quality patient care. The Company believes the opportunity to assist these providers with new technology provides a market for its CuraSys products.

     The Company's suite of network-based software products is marketed under the CuraSys(TM) brand name. The hallmark of the suite is its use of advanced technologies to deliver information and analysis to assist home healthcare agencies achieve rapid efficiency in their operations. The products become especially efficient when linked with the Company's ORCANet Intranet technologies.

     According to studies conducted by the Company with cooperation of prospective customers, the use of the Company's products reduces operating costs as a result of the following:

     . Providing home healthcare agency operations managers with a detailed understanding of the clinical, operational and economic procedures will effectively bring the desired outcome of treatment.

     .    Defining risks to both clinical efficacy and profitability.

     . Increasing operating efficiency through the dissemination of effective standardized, disease-based, operating procedures to all users of the system.

     . Eliminating inefficient labor intensive, paper-based operating procedures and transcription costs.

     . Dramatically reducing Days Services Outstanding by assuring that all documentation required for payer reimbursement is available for submission in a timely fashion immediately following completion of reimbursable services.

     Due to the open, network-based architecture of the Company's products, there is a significant opportunity for integrating physicians, payers and other customer business partners via the ORCANet into the CuraSys products. These applications will take advantage of low-cost, rapidly developed, browser-based technologies which access patient care data at customer sites via the ORCANet.

     The most significant competitor of the Company is HBO & Co., a billion-dollar healthcare information systems company. Both HBO and the Company are introducing similarly staged products into the marketplace. The market is estimated to consist of 15,000 home healthcare agencies, with a total penetration of less than 20%. The home healthcare market in the US provides post-acute care patient services through a number of delivery segments. The majority of market activity involves providing care for post-operative, geriatric, terminal and chronically ill patients outside hospitals. Organizations serving the market are both for-profit and not-for-profit and range in scale from single site community-based nursing agencies to national for-profit managed care organizations. In total, the market currently maintains over 15,000 registered home healthcare agencies in the following market segments:

     .    Local Home Nursing Agencies

     .    Regional Home Healthcare Agencies

     .    Regional Managed Care Organizations

     .    Hospital-based Home Healthcare Agencies

     .    National Home Healthcare Agencies

     .    National Managed Care Organizations

     The market receives most of its revenues from the US Health Care Financing Administration (HCFA) as entitlements delivered under the Medicare/Medicaid programs or from commercial insurers and managed care organizations. This market represents the fastest growing segment of the US healthcare industry, estimated at approximately 22% per year. This is evidenced in part by the growth in annual reimbursements from $4 billion in 1990 to almost $20 billion in 1996 through Medicare/Medicaid alone. The rapid growth of the industry is driven by:

     . Lower home care costs (approximately 60% below hospital-based care for similar services).

     . A trend toward earlier discharge of patients from hospitals and other critical care environments.

     . Trends in payer reimbursement in critical care settings toward negotiated group contract (capitation) or risk-based episodic models.

     .    The overall aging of the US population.

     .    Improved technology in acute care.

     Since the mid-1980's, Medicare, HCFA and other payers have worked to revise the reimbursement structure of the home healthcare market. The market has evolved from a virtual cottage business to a $25 billion industry in less than 20 years. As the factors affecting growth discussed above began to affect institutional healthcare in the late 1970's, home care was viewed as an effective means of providing medical care to patients who would normally require weeks or months of recovery from acute care situations in a hospital setting. Subsequently, demand for home care services increased dramatically and within a few years, thousands of home care organizations were developed and licensed annually.

     The typical home healthcare agency consists of field-based nurses, aids and therapists managed by a central administration and operations management resources. An agency can be either a single location or may be comprised of a number of branch locations. Business is derived through contracts with local hospitals or managed care providers to accept patients discharged by these providers for care in their own home or in sub-acute or extended care facilities. Agencies also contract with pharmacies, medical supply and equipment companies, specialty care agencies, and other service providers to adequately supply and deliver care to their patients.

     With the rapid growth of the market in the 1980's, HCFA experienced difficulty in preventing fraud and abuse in the reimbursement system. The problems of the system were compounded by the practice of enforcing a largely paper-based system of establishing the basis for reimbursement. The system required that all participants in the continuum of care (Medicare, physicians, home healthcare agencies, and individual care providers) manage hundreds of thousands of handwritten notes documenting and proving that the care authorized to be delivered to a patient was actually provided as prescribed within an established plan of treatment. In the mid-1980's, the US government began to investigate incidents of flagrant abuses and, in a number of highly publicized cases, aggressively prosecuted numerous high profile agencies for blatant fraud and abuse of the Medicare/Medicaid system.

     In the wake of these investigations, HCFA began implemented a series of ill-fated policies that ultimately failed to provide adequate economic incentives for home healthcare agencies to become efficient. The Federal Government also instituted heavy handed enforcement tactics (e.g., "Operation Restore Trust") in an effort to use fines and criminal liability to encourage institution of controls and elimination of fraud and abuse. Finally, as a result of cost-cutting measures affecting HCFA as part of the Balanced Budget Act of 1996, HCFA announced its intent to proceed with a revised reimbursement program referred to as the "Prospective Payment System" ("PPS"). Under the PPS , HCFA determined to provide home healthcare agencies with fixed reimbursement based on the nature of the disease of the patient and the desired outcome of the treatment for the disease. This model is similar to the earlier DRG program used to control hospital treatment costs which in many ways spawned the rapid growth of home health care by prompting hospitals to discharge patients earlier and to move many traditional hospital-based treatment programs to home agencies.

     Under the PPS, a patient is referred to a home healthcare agency to be treated for a specific disease or group of diseases. Based on national averages identified by HCFA, the agency is provided with an initial distribution that would cover the costs to treat the disease for a fixed period of time and/or arrive at the desired treatment goals defined for the patient's care. The agency must provide data supporting that the claim that the care being provided is based on recognized quality standards and that the patient was actually satisfied with the care received. The PPS has been implemented under pilot programs in 150 agencies nationwide. The purpose of the pilot is to provide standard cost data needed to fully implement the program within 2 years. In October 1997, HCFA announced the implementation of the Interim Payment System or IPS, which took effect in January 1998. Under the IPS, a mandatory 15% reduction was implemented in all HCFA reimbursement to home healthcare providers treating patients within the Medicare system. The industry views this as an indication that full implementation of the PPS is expected and that the industry must modernize and become more efficient if it is to continue to be profitable.

     Despite the rapid technical advancements in many industries, the home healthcare industry has been relatively slow to modernize its information technology. Less than 20% of the market currently relies on information technology of any kind to automate operations. A recent study confirmed this when it reported that in 1995 less than 1% of all home healthcare visits were performed using information technology to collect patient care and field operational data interactively within the process of providing care. The traditional reason for this lack of information technology and infrastructure has been the lack of economic motivation for the market to become more efficient and competitive. This has now changed with the moves to cut reimbursement described above.

     The trends in the home healthcare market described above were the genesis for the Company's CuraSys products. CuraSys is designed to provide home healthcare agencies and other customers a world class information system based on simple to use applications utilizing commercial grade technologies. The system includes:

     . A scalable, system-wide network-based client/server open systems architecture based on industry standard Windows-95(R) and Windows NT(R) operating systems.

     . Cost effective data networks that can be both sized dynamically according to the needs of each customer and branch as well as used to provide value added services to customers and business partners that include physicians and payers as well as home healthcare agencies.

     . Relational Database Management Systems (RDBMs) to collect, store, analyze, and report branch, agency, and system-wide information.

     . Proven development tools such as PowerBuilder and C++ that provide rapid and efficient production of stable software systems.

     . Administrative and management functions to adequately and effectively support the system's growth and expansion over time.

     Pilots using the system have determined that it greatly increases efficacy and productivity of agency operations. The bulk of the savings defined were found as a result of driving inefficient, paper-based work processes out of the daily operations of the organizations studied. The potential cost savings provide customers with the ability to reduce both field-based and back office labor costs and to increase patient population and revenues as a result.

     The products are marketed through a number of channels. Primarily, Orca employs a regional outside direct sales team focused on defined geographic markets and niche segments. In addition to direct sales, the Company is also in the process of launching a comprehensive VAR and channel marketing program that will be offered to large consulting firms, management companies and technology marketing agencies.

     CuraSys is presently installed at three strategic sites nationwide. Each location represents a specific segment of the market. The Company has recently expanded its sales force and hired 4-5 regional sales managers prior to the end of July 1998. Advertising and promotional campaigns are expected to support the sales expansion effort of the Company by increasing name and product recognition for the CuraSys products and services.

     There are a number of companies that have entered the market with technology designed to facilitate gathering and analysis of information required for administration of home healthcare agencies. Administration services include resource/patient scheduling, clinical operations, admissions and billing functions. These systems have been in existence for a number of years and provide basic value for their designed operations. At present there are very few entrants capable of providing a viable product aimed at capturing and analyzing operational and clinical data taken at the primary site of care.
Other companies that provide these "back office" systems (i.e., HBO & Co., Delta Health Systems, InfoMed) have also developed or acquired point-of-care technologies as add-on applications to their existing systems. The typical approach has been to develop software that can be used by care providers via notebook or laptop computer. In general, however, these systems have been poorly received and market penetration has been limited. The major objections of the customers have included high capital investments required for installation of these systems and, more fundamentally, the resistance of the nursing community to laptop computers. To use these systems, the provider must master basic computer skills for input of data and must learn more sophisticated tasks such as use of modems for downloading and uploading records. These systems also tend to reflect biases of their highly technical designers and often are developed in terms and logic that are not easily assimilated by the end user. The Company is not aware of any such systems that are in significant actual use.

     One competitor has emerged with the first non-PC-based system for this market. Patient Care Technologies, Inc., has developed this product utilizing a Data General "hammer head" style hand-held unit or keypad. The Company views Patient Care as its primary potential competitor, but believes its strategy and the connection with the Company's own Network Services Group provide a means for effectively competing in the market. However, there is no assurance that this is the case.

     The Company has two patent filings now pending before the US Patent Office relating to the CuraSys system. In addition, the Company has a design patent (US serial no. 29 043 280) and a utility patent (US serial no. 08 549 415).

Employees

     The Company has 47 full-time employees as of October 7, 1998.

Recent Developments

     Restructuring Agreement.  On April 27, 1998, the Company entered an
     -----------------------
agreement with Pacific Aerospace & Electronics, Inc. ("PA&E") to convert $4,219,000 owed under certain notes into shares of the Company's Common Stock at $2.00 per share (the "Restructuring Agreement"). The Company also granted PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggyback registration rights, which will be effective the earliest of: (a) the closing of a third round of financing by the Company, or
(b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue to guarantee a $1.3 million loan with a commercial lender and an equipment lease, subject to certain mutually acceptable time limitations.

     As an inducement to have PA&E convert the debt to equity, the Company also acquired a note and all related interests of PA&E in an Internet service provider, including the rights and claims of PA&E in certain litigation involving that company. The Company also joined in filing an involuntary bankruptcy proceeding against that company in March 1998. Included in the rights acquired by the Company is a Common Stock purchase warrant that entitles the Company to purchase 12.5% of the Internet service provider's fully diluted Common Stock. The purchase price due PA&E for these rights and interests is $950,000, payable over five years under a promissory note, with interest at the rate of 8% per annum. Under the note, Orca will pay interest only for the first year (commencing March 1, 1998), and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term. The Company sold these rights and obligations with its own Internet services business in September 1998.

     Divestiture of Televar.  In September 1998, the Company sold the Internet
     ----------------------
access business of its wholly owned subsidiary, Televar, Inc. ("Televar"). The sale included all assets of Televar used in the Internet access business as well as the rights and interests relating to the Internet service provider acquired from PA&E described above. Under the terms of the agreement for the sale of Televar assets, the buyer assumed certain liabilities of the Company related to the Televar business and paid the Company cash of $300,000. The buyer also agreed to assume trade accounts payable, leases and certain employee-related expenses. The Company had earlier agreed to acquire the buyer, but determined that a divestiture of the Internet service business was more consistent with the future objectives of the Company. With the divestiture of the Televar assets, the Company ceased operations in the Internet access and services industry.

Considerations Related to the Company's Business

     The business of the Company is subject to risks, many of which are outside the control of the Company. These risks may cause the operating results and financial condition of the Company to differ from the Company's own expectations. The following factors should be considered in evaluating the Company's business and operations:

Limited Operating History, Operating Losses

     The Company has had a limited operating history in the healthcare information industry. Although the Company has experienced recent growth in revenues, it experienced net losses of each of the last four fiscal years. Furthermore, much of the revenue from past years was generated by the Company's Internet access services business which was sold in September 1998. The Company's current focus is on developing its alternate site medical information products and marketing them. Notwithstanding cost-saving measures that the Company has implemented, which include its divestiture of Televar, it expects for the foreseeable future to continue to incur net losses. There is no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

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

New and Uncertain Market

     The market for the Company's products and related services is in an early stage of growth. Because this market is relatively new and because current and future competitors are likely to continue to introduce competing services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. If demand for the Company's products and services fails to grow or grows more slowly than anticipated, or if the market becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected.

Technological Change and New Services

     The software development business historically has been characterized by rapidly changing technology, frequent new product and service introductions, and evolving industry standards and customer expectations. The Company believes that its future success will depend on its ability to anticipate such changes and to offer on a timely basis services that meet these evolving industry standards and customer requirements. There can be no assurance that the Company can successfully anticipate such changes and develop and bring new products and services to market in a timely manner, or that services or technology developed by others will not render the Company's services and technology noncompetitive or obsolete.

Reimbursement and Cost Containment Policies

     Revenues of the Company are derived in part from payments made by entities who depend significantly on reimbursement by third-party payers, including Medicare and Medicaid, private insurance and self-funded employer groups. These payers have implemented, from time to time, and may be expected in the future to implement cost containment measures in an effort to reduce the expense of health care for their insureds. Such measures include establishment of rate schedules and limitations on amounts reimbursed by the insurers and restrictions on the types of therapies, medications and illnesses covered by their insurance or benefit plans. Such policies may adversely affect the business of the Company by reducing or limiting the revenues of its clients and the amount they may have to pay for new technology. The home health care industry generally provides patient treatments and therapies at lower costs to third-party payers than comparable hospital care providers. As a result, home health care providers and suppliers have benefitted from cost containment policies which are intended to encourage the use of home health treatment and care. While the Company believes that the trend in health care reform is toward increasing home health care and managed care programs, the need to reduce health care expense in general may lead to additional limitations on reimbursement levels and cost containment policies affecting the home health care industry. Such limitations, changes in reimbursement levels and other cost containment measures could have a material adverse effect on the Company's business and profitability.

Product Liability and Malpractice Liability; Insurance

     Providers in the health care industry, including those operating in the same segments as the Company, are from time to time subject to lawsuits alleging malpractice, product liability or related legal theories, which have become an increasingly frequent risk of doing business for physicians, hospitals, and other medical care providers. While it is unlikely that any of the Company's products or services would result in personal injury, errors in billing or other data processing using the Company's products and services may occur, resulting in liability for the customer using such product or service in its own business. The Company currently maintains liability insurance intended to cover such claims. However, the coverage provided by such policies in a particular case is subject to acceptance of the claim relating to such occurrence by the insurance carrier. There can be no assurance that a particular claim, if asserted, would be covered by the existing policies of insurance, neither can there be any assurance that the coverage limits of the policies now maintained by the Company will be adequate, that the Company will, in the future, be able to continue to maintain or obtain such insurance or that such insurance will be available to the Company in the future at costs which are acceptable to the Company or within its ability to afford such coverage. A successful claim against the Company in excess of any policy limits could have a material adverse effect upon the business of the Company and upon its financial condition. The assertion of such claims, regardless of their merit or eventual outcome also may have a material adverse effect on the Company and its business reputation and performance.

Competition

     The health care industry is highly competitive and the market is divided among a large number of providers. Many of the Company's competitors have or may obtain significantly greater financial and marketing strength and resources than the Company. There can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the ability of the Company to successfully market its products and services.

Dividend Policy

     The Company has never declared or paid any cash dividends on its Shares and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends to holders of Common Stock may be subject to preferences granted in the future by the Board of Directors to holders of the Company's Preferred Stock.

Risks Inherent in Company's Growth Strategy

     The Company may continue to grow and diversify through expanding current operations or by acquiring existing operations. This growth strategy entails the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, in integrating and managing the operations of acquired companies and in identifying suitable locations for additional branch facilities. The Company's growth may place significant demands on the Company's financial and management resources. There can be no assurance that the Company will be able to implement its growth strategy or that such strategy will ultimately prove successful.

Volatility of Stock Prices

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many publicly traded home health care companies, has been and may continue to be highly volatile. Announcements of innovations or new products or services by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the U.S. and foreign countries and economic and other external factors, as well as period-to-period fluctuations in financial results, may have a significant impact on the market price of the common stock.


Year 2000 Risks

     Historically, the Company has implemented computer systems for accounting and financial management, purchasing, research, development and design, and other purposes. The computer industry recently has recognized that many existing computer programs, many of which are large, custom-programmed mainframe applications that have continuously been written and amended over a long time period and by a variety of different programmers, use only two digits to identify a year in the date field. Such programs were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, many such computer applications could fail or create erroneous results by or at the year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. This problem has become known, among other names, as the "Year 2000" problem. Correcting a Year 2000 problem on a large mainframe or network application, however, can be difficult and expensive. In many cases, the original developer of the subject software is either defunct or otherwise unable or unwilling to address the problem. Moreover, because many individuals may have programmed different pieces of a program, and some of them may have died or cannot be located, many companies will be forced to review the code comprising their software on a line-by-line basis, which can take enormous amounts of time and significant financial resources. The Year 2000 issue affects virtually all companies and organizations, including the Company. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company is in the process of insuring that its internal computer systems are Year 2000 compliant. The Company's own products are designed using and for use with current personal computer technology and are designed using and for use with current personal computer technology and are designed to be Year 2000 compliant. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

Item 2.   Description of Property

     The following chart summarizes the Company's properties currently under lease for its operations:


Location                  Approximate Size   Annual Rents  Expiration Date
--------                  -----------------  ------------  ---------------

Bothell, WA               20,000 square ft.      $366,000  Feb. 2004
San Francisco, CA         350 square ft.         $ 28,200  month-to-month

     The Bothell property is subleased from Pacific Aerospace & Electronics, Inc., a shareholder of the Company (PA&E) at market rates and on terms that are considered by the Company to be arm's length.

Item 3.   Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

     The Company's Common Stock is traded on the over-the-counter (Nasdaq Electronic Bulletin Board) market under the symbol "ORCA." In April 1997, the Company approved and implemented a 4 for 1 reverse split of its common stock, reducing the number of issued and outstanding shares of its common stock from 14,460,745 to 3,615,186 shares. The prices indicated in the following chart reflect this reverse split.

     The following table shows the range of high and low bids for the Common Stock as reported by Nasdaq for each period in the fiscal years shown below.


     Period (Fiscal Year Ended June 30,)       High       Low
     -----------------------------------       ----       ---
     1996

     Third Quarter (from February 13, 1996)    No Quotes Entered
     Fourth Quarter                            No Quotes Entered

     1997

     First Quarter                             $1.8125    $0.625
     Second Quarter                            $1.250     $0.750
     Third Quarter                             $1.750     $0.750
     Fourth Quarter                            $6.875     $1.625

     1998

     First Quarter                             $5.625     $3.750
     Second Quarter                            $2.750     $1.000
     Third Quarter                             $3.000     $1.000
     Fourth Quarter                            $2.625     $1.750

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of September 30, 1998, there were approximately 500 holders of record of 12,778,407 shares of Common Stock issued and outstanding.

     The Company has never declared or paid cash dividends on the Common Stock. The Company currently anticipates that it will retain all future earnings to fund the operation of its business and does not anticipate paying dividends on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     In November 1997, the Company issued 992,000 restricted shares of common stock in a private placement to certain accredited investors and sophisticated purchasers. In connection with the offering, the Company also issued warrants to purchase a total of 496,000 additional shares of common stock at $1.85 per share, which expired September 30, 1998. The net proceeds to the Company were approximately $1.4 million (or approximately $1.41 per share). The offer and sale of such shares was made without registration under the Securities Act of 1933, as amended (the "Act"), pursuant to and in reliance upon exemptions from the registration requirements of the Act, including the provisions of Sections 3(b) and 4(2) of the Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

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

     In March 1998, the Company also issued 3,925,000 restricted shares of common stock in a private transaction to certain accredited investors and sophisticated purchasers. In connection with this offering, the Company also issued warrants to purchase a total of 1,570,000 restricted shares of common stock at $1.85 per share, expiring March 13, 1999. In connection with this offering, the Company also issued warrants to purchase 232,850 shares of common stock at $1.85 per share, as commissions. These warrants also expire on March 13, 1999. The net proceeds of the offering provided the Company with approximately $4.4 million.

     In August, 1998, the Company issued 722,000 shares of restricted common stock at a price of $1.50 per share in a private transaction to certain accredited investors, which were also shareholders of the Company. Total proceeds to the Company from the sale of these shares was $1,083,000. The Company continues to offer its shares to other potential purchasers at the same price and terms.

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

     In fiscal year 1997, the Company issued 1,125,000 shares of Common Stock to consultants who were shareholders of the Company prior to its merger with and into Televar and who provided financial and other services to that entity.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Formation of Company and Overview

     On August 30, 1996, the Company effected a merger between a wholly owned subsidiary formed for the purpose of the merger, and Televar, Inc. (the "Merger"). The shareholders of Televar received 11,593,325 shares of common stock of the Company in the Merger, resulting in shareholders of Televar owning an aggregate of about 83% of the 13,968,625 shares of common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly owned subsidiary of the Company. The Televar capital stock that was converted into the Company's common stock was converted based on a five-for-one conversion ratio. In connection with the Merger, the Company also issued an aggregate of 1,125,000 shares of common stock to certain consultants as compensation for services rendered to the Company prior to the Merger. The Company and Televar accounted for the merger as a reverse acquisition, or merger, with the surviving entity being the Company. Prior to the Merger, the Company was inactive and had only nominal assets and liabilities.

     On April 12, 1997, the Company effected a one-for-four reverse split of its outstanding common shares. Before the split, the Company had 14,640,745 shares
outstanding.   After giving effect to the reverse split, the Company had
3,660,186 common shares outstanding.

     In anticipation of a proposed acquisition of the Company by Pacific Aerospace and Electronics, Inc. ("PA&E"), the Company and PA&E entered into an Operations Consulting and Expense Reimbursement Agreement (the "Interim Agreement") in June 1997. Under the agreement, PA&E agreed to provide certain consulting, management and financial assistance and support to the Company until PA&E's proposed acquisition of the Company, and several other entities could be completed. PA&E subsequently determined that it would not proceed with the proposed acquisitions.

     During the term of the Interim Agreement, PA&E loaned a total of approximately $4,219,418 to the Company. In addition, on behalf of the Company, PA&E guaranteed a bank loan for approximately $1,215,765 and a three-year equipment lease of $373,421.

     On April 27, 1998, the Company consummated an agreement with PA&E to convert the $4,219,418 owed into shares of Orca common stock at $2.00 per share (the "Restructuring Agreement"). In the Restructuring Agreement, Orca agreed to grant PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggy back registration rights, which will be effective the earliest of: (a) the closing of Orca's third round of financing, or (b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue guaranteeing Orca's $1,215,765 bank loan for eighteen months from the date of the agreement and to guarantee the equipment lease for the life of the lease.

     As an inducement to obtain PA&E's agreement to convert the Company's debt to equity, the Company also agreed to purchase a promissory note and all related interests of PA&E in Brigadoon.com, Inc. ("Brigadoon"). This included PA&E's interest in a lawsuit filed by PA&E against Brigadoon to recover amounts Brigadoon owed PA&E, totaling approximately $1,600,000. The Company also joined in filing involuntary bankruptcy proceedings against Brigadoon in March 1998. Included in the rights acquired by the Company is a common stock purchase warrant that entitles the Company to purchase 12.5% of Brigadoon's common stock on a fully diluted basis. The purchase price of these rights and interests was $950,000 payable over five years under a promissory note, with interest at the rate of 8% per annum. Under the note, Orca will pay interest only for the first year commencing March 1, 1998 and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term. There is no assurance that the Company's interest in Brigadoon will ultimately have significant value for the Company.

     In February 1998, the Company acquired all of the assets and certain liabilities of Monitrx. Monitrx develops and markets advanced proprietary and patented network software applications for the home health care industry. In addition, in February 1998, the Company acquired all the assets and certain liabilities of DNA. DNA has developed a proprietary computer networking technology that empowers authorized field-based health care personnel without computer skills, to access and update data on network databases, by means of a regular touch-tone telephone pad. Each of these acquisitions is more fully described in Part I, Item 1., Business - The 1998 Acquisitions, and in the "Business Acquisitions" footnote to the accompanying consolidated financial statements.

     In September 1998, the Company sold substantially all of the assets and business of its Internet Service Operations. In addition, the Company rescinded its agreement to purchase Boss Internet Group ("Boss"), an Internet Service Provider located in Washington. Under the terms of the divestiture of the Company's Internet Services Group, the Company sold all of its rights and claims to Brigadoon, described above. The Company remains liable under the $950,000 note payable to PA&E and the $1,215,765 note payable to a bank that has been guaranteed by PA&E.

     Going forward, the Company intends to provide software application solutions to the home health care industry.

     During the past year the Company has restructured itself to enter the market for these products. This includes the following:

     .  Assimilation of a complete new management team;

     . Acquisition of two key strategic entities (Monitrx and DNA), which help to form the backbone of the Company's vision for the future.

     . Completion of two significant private equity fundings providing net proceeds of approximately $5,750,000;

     . Execution of a debt for equity swap to eliminate approximately $3,300,000 in debt; and

     . Introduction of the Company's primary product line, CuraSys(TM), to the health care industry.

Results of Operations

     The Company has changed significantly in 1998. The Company began the year with one subsidiary (Televar) that was an Internet service provider. In February 1998, the Company acquired Monitrx and DNA. Monitrx develops and markets advanced proprietary and patented network based software applications for the home health care industry. DNA has developed a proprietary computer networking technology that empowers authorized field-based health care personnel without computer skills, to access and update data on network databases, using a common touch-tone telephone pad.

     In June 1998, the Company agreed to acquire Boss Internet Group, an Internet service provider. However, in September 1998, the Company sold substantially all of the assets and liabilities of Teller and rescinded its previous acquisition of Boss. Accordingly, the operating results of Televar and Boss including provisions for estimated losses to the date of divestiture and estimated costs of disposing of the operations have been segregated from continuing operations and reported as a separate item on the Company's statement of operations.

     Additionally, the loss from continuing operations for the year ended June 30, 1998 includes the operating results of Orca's corporate office for twelve months and the operating results of Monitrx and DNA for five months (since the date of acquisition). The loss from discontinued operations for the year ended June 30, 1997 does not include the operating results of Monitrx or DNA because they were not part of the Company's operations in 1997.

     The Company had no revenues attributable to its continuing operations for the years ended June 30, 1998 and 1997. Therefore, there was no cost of revenues for those periods. Operating expenses from continuing operations for the year ended June 30, 1998 were approximately $3,493,000 compared to $154,000 for the year ended June 30, 1997. This increase is due to inclusion of the operating expenses of subsidiaries acquired in 1998, which are not included in 1997 operating expenses.

     Research and development expenses were approximately $642,000. These expenses consisted primarily of personnel and allocated overhead and were incurred in conjunction with research and further development of the CuraSys software. Sales and marketing expenses were approximately $474,000. These expenses consisted primarily of personnel, travel, marketing, advertising expenses, and allocated overhead. These expenses represent the cost of efforts associated with the sales and marketing of the CuraSys product. Professional
services expenses were approximately $476,000.   These expenses included
personnel, training and allocated overhead. These expenses were incurred to provide professional technical support for existing contracts and training in anticipation of future growth. Customer service expenses were approximately $196,000. These expenses consisted primarily of personnel, training and associated overhead. These expenses were incurred to provide customer service for existing contracts and develop the department to accommodate projected growth. General and administrative expenses were approximately $1,705,000 for the year ended June 30, 1998 compared to $154,000 for the year ended June 30, 1997. General and administrative expenses consisted primarily of personnel and administrative costs. In addition, general and administrative expenses for the year ended June 30, 1998, included charges of approximately $400,000 to reserve for advances made to related parties and employees due to the uncertainty of collection. General and administrative expenses for the year ended June 30, 1997, were comparatively lower because they do not include expenses of the acquired subsidiaries which were not part of the Company's operations in 1997. Additionally, there was a significantly lower level of corporate activity in 1997.

Going Concern Matters

     The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's independent public accountants have issued their report for the year ended June 30, 1998 that includes an explanatory paragraph stating that the Company's recurring losses and accumulated deficit, among other things, raise substantial doubt about the Company's ability to continue as a going concern. As shown in the financial statements, during the years ended June 30, 1998 and 1997, the Company incurred losses of approximately $7,333,738 and $2,787,328, respectively. In addition, the Company has a net working capital deficit of about $2,409,476, a cash balance of $472,754 and total shareholders' equity of $1,568,506 as of June 30, 1998. These factors, among others, may indicate that the Company may not be unable to continue as a going concern for a reasonable period of time.

     Financing for the Company's operations to date has been significantly augmented by the sale of common stock and borrowings. The Company's ability to achieve a level of profitable operations or obtain additional financing to fund its operations may impact the Company's ability to continue as it is presently organized. Resolution of these issues is dependent on the success of management's plans to raise funds through the sale of its equity securities in a private placement or a public offering and on the success of its new products.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional equity financing or borrowings, and ultimately to attain profitability.

Business Acquisitions

     In February 1998, the Company acquired all of the assets and certain liabilities of Monitrx. The aggregate purchase price of $1,129,000 consisted of 1,200,000 shares of the Company's restricted common stock valued at approximately $1,104,000 and certain expenses totaling $25,000. In addition the Company assumed about $3,044,286 in liabilities. Costs in excess of net book value of $3,700,000 were recorded as a result of this transaction. Monitrx develops and markets advanced proprietary and patented network based software applications for the home health care industry.

     In connection with the Monitrx acquisition, the purchase agreement requires the company to make cash payments to the former shareholders and employees of Monitrx on a declining scale over a five-year period commencing July 1, 1998, if annual net operating profits, as defined, exceed at least $1,200,000.

     Also in February 1998, the Company acquired all of the assets and certain liabilities of DNA. The aggregate purchase price of $107,000, which consisted of 111,000 shares of the Company's restricted common stock valued at $102,120 and certain expenses totaling $5,000. In addition, the Company assumed about $162,736 in liabilities. Costs in excess of the net book value of $240,000 were recorded as a result of this transaction. DNA has developed a proprietary computer networking technology that empowers authorized field-based health care personnel without computer skills to access and update data on network databases, by means of a regular touch-tone telephone pad.

     In June 1998, the Company agreed to purchase the stock of Boss. The aggregate purchase price of $731,000 consisted of 777,776 shares of the Company's restricted common stock, warrants to purchase 300,000 shares of common stock exercisable over the next 18 months, and payment of certain expenses totaling $15,000. Costs in excess of the net book value of $484,000 were recorded as a result of this transaction. The transaction was rescinded in September 1998. See "Discontinued Operations," below.

     The business acquisitions described above have been accounted for using the purchase method, and accordingly, the operating results of the acquired entities have been included in the Company's consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been recorded at an estimate of their fair values, with the difference being reflected as cost in excess of book value, or goodwill. The related goodwill is amortized into operations over periods ranging from three to five years.

     The following summary, prepared on a pro forma basis, combines the consolidated condensed results of operations as if Monitrx and DNA had been acquired as of the beginning of the year ended June 30, 1997. There are no material adjustments that impact the summary.


                                                       1998            1997
                                                       ----            ----
Revenues                                           $         -     $         -
Loss from continuing operations                    $(4,761,000)    $(1,630,000)
Net loss from continuing operations                $(4,777,000)    $(1,717,000)
Basic Loss per Share from Continuing Operations    $     (0.65)    $     (0.39)
Weighted Average number of shares outstanding        7,385,698       4,432,819

     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated, nor are they intended to indicate results that may occur in the future.

Discontinued Operations

     In June 1998, the Company's Board of Directors adopted a plan to discontinue its Internet Service Operations Group. On September 28, 1998 the Company completed a transaction whereby it sold substantially all of the assets and most of the liabilities of these operations to the Boss Internet Group. In addition, Boss and the Company, in a separate agreement, dated September 10, 1998, agreed to rescind the Company's agreement to acquire Boss Internet Group.

     Accordingly, the operating results of the Internet Service Group, including provisions for estimated losses to the date of disposal and estimated costs of disposing of the operations have been segregated from continuing operations and reported as a separate item on the statement of operations as discontinued operations.

     The Company has restated its prior financial statements to present the operating results of the Internet Service Group as discontinued operations. The components of net assets of the discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                       1998            1997
                                                       ----            ----
Receivables - net                                   $  212,227     $   373,216
Prepaid expenses                                    $   70,553     $    70,556
Property and equipment - net                        $1,542,112     $   826,413
Other assets                                           642,366         227,249
Accounts payable                                      (751,168)     (1,414,317)
Accrued liabilities                                   (188,107)       (826,676)
Deferred revenues                                     (385,625)       (144,009)
Long-term debt                                        (602,323)     (2,153,648)
                                                    ----------     -----------
                                                    $  540,035     $(3,041,216)
                                                    ==========     ===========

     Liabilities of the Internet Services Group to be retained by the Company as of June 30, 1998, and included in the amounts listed above, are $201,168 included in accounts payable, $15,326 included in accrued liabilities, $327,354 included in deferred revenues and $130,312 included in long-term debt.

     Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based upon management's best estimates of the amounts expected to be realized on the sale.

Liquidity and Capital Resources

     At June 30, 1998, the Company's total current assets were $809,855 and its total current liabilities were $3,600,729 for net negative working capital of $2,790,874.

     The Company has met some of its cash requirements through a combination of cash flow from its discontinued operations, issuance of Common Stock, borrowings from PA&E and other sources and the conversion of certain related party debt into equity.

     The Company continues to carry a significant amount of debt, for which there is no current source of repayment.

     The proceeds from borrowings, together with cash from operations are insufficient to fund budgeted operations for the near term. The Company will require additional financing in order to fund its operating plan and operations and is in discussions with several potential sources of equity or debt financing. There is no assurance however, that these discussions will result in additional funding on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected.

     During the year the Company issued 4,917,000 restricted shares of common stock to certain accredited investors in two private transactions exempt from registration under federal and state securities laws. In connection with these offerings the Company also issued warrants to purchase 2,298,850 shares of common stock at $1.85 per share, expiring in various amounts on September 30, 1998 and March 13, 1999. The net proceeds to the Company from these two offerings was approximately.

     As of June 30, 1998 the Company had outstanding common stock purchase warrants as follows (no warrants were exercised, canceled or expired during the year):

                                                                        Cash
                                                                   Available
                              Exercise            No. of                from
Expiry Date                      Price          Warrants            Exercise
-----------                   --------          --------           ---------
September 1998                  $1.85            496,000          $  917,600
December 1998                    2.04            100,000             204,000
March 1999                       1.85          1,802,850           3,335,273
June 1999                        2.04            100,000             204,000
December 1999                    2.04            100,000             204,000
September 2001                   1.81             65,000             117,650
                                               ---------          ----------
                                               2,663,850          $4,982,523
                                               =========          ==========

     The holders of warrants, each acting on their own will most likely consider a number of factors before exercising. Among those factors that could be considered will be the current market value of the Company's common stock on or around the exercise date and the prospects for the Company going forward. There can be no assurances that warrant holders will exercise their rights and purchase additional shares from the Company. Holders of warrants expiring in September 1998 did not elect to exercise their rights to purchase additional common stock shares and there can be no assurances that other outstanding warrants will be exercised.

Income Taxes

     The Company has available net operating loss (NOL) carry forwards of approximately $10,728,000, the benefits of which will expire in various amounts through 2013. NOLs will only be usable to the extent that the Company is successful in obtaining future profitability, or incurring profitable transactions.

Risks and Uncertainties

     With the sale of its Internet Service Group, the Company has focused its operations on its ability to develop and effectively bring to market high technology software products to meet its customers' needs in the home health care industry. In the competitive market environment in which the Company intends to operate, software development and marketing processes are uncertain and complex, requiring successful management of various development and marketing risks. The Company's ability to continue to attract the appropriate number and quality of software development and senior management personnel and to successfully introduce its products to the market place, could impact its ability to capture market share.

     The Company's products have been developed with full recognition of the pending new millennium, however acceptance of the Company's products may be impacted by adverse Year 2000 problems by potential customers.

     Additionally, the health care industry in general, as well as the home health care segment, is undergoing significant and rapid changes.

     In light of these factors, it is reasonably possible that failure to successfully manage software development, failure to successfully introduce products to market, uncontrollable failures of internal computer systems at potential customer sites, or the Company's failure to adopt to a rapidly changing business environment could have severe near-term impacts on the Company's prospects for growth.

Year 2000 Issues

     The Company uses computer hardware and software to manage its business and operations and to aid in the design and manufacture of its products. The Company also relies on third-parties to facilitate its business including, for example: telecommunications providers; public utilities which provide electrical power and other utilities needed in the Company's operations; major credit card companies that process payments for the Company's products; major shipping companies through which the Company ships its products; financial institutions that provide commercial banking and other financial services to the Company; and the over-the-counter stock market, which reports information regarding the Company's stock.

     Many existing computer programs use only two digits to identify a year in the date field and were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or after the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting a Year 2000 problem on a large mainframe or network application can be difficult and expensive. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company is in the process of insuring that all of its internal computer systems are Year 2000 compliant. In addition, the Company has designed its own products to be Year 2000 compliant.

     The Company has selected a team of employees to assess the readiness of the Company for meeting the Year 2000 problem. As a result of the assessment efforts of this team to date, the Company has identified one product component requiring modification and has engaged the services of a consultant to make the necessary modification to make this product Year 2000 compliant. It is expected that the assessment and remediation, if any, of Year 2000 issues affecting the Company's internal systems or products, including any issues involving embedded technology, will be completed by June 30, 1999.

     With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. The Company is presently not aware of any Year 2000 issues that have been encountered by any such third party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations or caused by third-party service providers, which individually or collectively could have a material adverse effect on the Company's business, financial condition or results of operations.

Recent Accounting Pronouncements

     In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities.

     SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes. Adoption of SFAS 130 is not required for reporting on interim periods prior to the close of the fiscal year beginning after December 15, 1997. The Company will adopt SFAS 130 commencing with the year ending June 30, 1999 and does not anticipate it will have a significant impact on the Company.

     During January 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 becomes effective for all fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in its fiscal year beginning July 1, 1999. Because the current amortization periods of the product development costs and start-up costs averaging 12 months, the Company does not expect the adoption of SOP 98-5 to have a material impact on the Company's financial statements.

     During January 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 becomes effective for all fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material adverse effect on the Company's financial statements.

Subsequent Events

     On August 20, 1998 the Company received approximately $840,000 in partial net proceeds from a private equity offering. The Company anticipates receiving additional funds under this offering. In the event that the offering is fully subscribed it is anticipated that the net proceeds to the Company would be approximately $1,400,000.

     The Company is continuing discussions to secure additional financing. Notwithstanding the receipt of funds in connection with the above mentioned August financing, the Company requires additional funds to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.

     On September 28, 1998 the Company completed a transaction whereby it sold substantially all of the assets and most of the liabilities of its wholly owned subsidiary, Televar to Boss. The transaction is more fully described in the "Discontinued Operations" note to the financial statements.

Item 7.  Financial Statements

     The consolidated financial statements of the Company follow and are a part of this report.

                         Index to Financial Statements
                         -----------------------------

                                                                 Page
                                                                 ----
Independent Auditor's Report
Balance Sheet, June 30, 1998
Statements of Operations for the Years Ended
 June 30, 1997 and June 30, 1998
Statements of Stockholders' Deficit for the Years Ended
 June 30, 1997 and June 30, 1998
Statements of Cash Flows for the Years Ended June 30, 1997
 and June 30, 1998
Notes to Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE SHAREHOLDERS AND DIRECTORS OF ORCA TECHNOLOGIES, INC.:

We have audited the accompanying consolidated balance sheets of Orca Technologies, Inc. (a Utah corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orca Technologies, Inc. as of June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Orca Technologies, Inc., and its subsidiaries, will continue as going concerns. As discussed in the footnotes to the financial statements, the Company has accumulated losses and a net working capital deficit as of June 30, 1998, which raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in the footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mantyla, McReynolds and Associates
Salt Lake City, Utah
August 21, 1998,
Except for Note 19, as to which the date is October 8, 1998

                            ORCA Technologies, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                 As of June 30

                                                                                     1998                  1997
                                                                                     ----                  ----
ASSETS
------
   CURRENT ASSETS
      Cash and cash equivalents                                           $            472,754   $                 -
      Receivables                                                                      217,227               373,216
      Inventories                                                                       36,728                     -
      Prepaid expenses and other                                                        83,146                70,556
                                                                          --------------------   -------------------
        Total Current Assets                                                           809,855               443,772
                                                                          --------------------   -------------------
   LONG-TERM RECEIVABLES                                                                45,146                38,148
   PROPERTY AND EQUIPMENT, net                                                       2,366,185               826,413
   OTHER ASSETS                                                                      4,453,704               189,101
                                                                          --------------------   --------------------

                                                                          $          7,674,890   $         1,497,434
                                                                          ====================   ====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
   CURRENT LIABILITIES
      Current portion of long-term debt                                   $          2,001,454   $           263,016
      Accounts payable                                                               1,222,329             1,414,317
      Accrued liabilities                                                              557,086               826,676
      Accrued loss for discontinued operations                                       1,035,625                     -
      Deferred revenues                                                                      -               144,009
                                                                          --------------------   --------------------
        Total Current Liabilities                                                    4,816,494             2,648,018
                                                                          --------------------   --------------------

   LONG-TERM DEBT                                                                    1,289,890             1,890,632
   COMMITMENTS AND CONTINGENCIES                                                             -                     -
   SHAREHOLDERS' EQUITY (DEFICIT)                                                    1,568,506            (3,041,216)
                                                                          --------------------   --------------------

                                                                          $          7,674,890   $         1,497,434
                                                                          =====================  ====================

 The accompanying notes are an integral part of these consolidated statements.

                            ORCA Technologies, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Years Ended June 30

                                                                                   1998                   1997
                                                                                   ----                   ----
Revenue                                                                   $         -             $        -

Costs and Expenses:
   Cost of revenue                                                                  -                      -
   Research and development                                                           642,442              -
   Sales and marketing                                                                473,515              -
   Professional services                                                              476,499              -
   Customer services                                                                  195,680              -
   General and administrative                                                       1,705,003                154,420
      Total operating costs and expenses                                            3,493,139                154,420

Operating Loss                                                                     (3,493,139)              (154,420)

Interest Income                                                                        25,158              -
Interest Expense                                                                     (248,685)             -

Loss from Continuing Operations                                                    (3,716,666)              (154,420)

Discontinued Operations:
   Loss from discontinued operations                                               (2,017,072)            (2,632,908)
   Loss on disposal                                                                (1,600,000)             -

Net Loss                                                                  $        (7,333,738)    $       (2,787,328)


Basic Loss per Share:
   Loss from Continuing Operations                                        $             (0.57) $        -
   Loss from Discontinued Operations                                                    (0.55)                 (0.89)
                                                                          ===================  =====================
Net Loss per Share                                                        $             (1.12) $               (0.89)
                                                                          ===================  =====================

 The accompanying notes are an integral part of these consolidated statements.

                           ORCA Technologies, Inc.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

                          For the Years Ended June 30


                                                                       Additional
                                                  Common                 Paid-in              Accumulated
                                                   Stock                 Capital                Deficit                 Total
                                                  ------               ----------             -----------               -----
BALANCE,  JUNE 30, 1996                    $            1,697    $           306,056    $          (606,641)   $           (298,888)

   Net Loss                                                                                      (2,787,328)             (2,787,328)
   Merger of Televar, Inc. and ORCA                    11,818                (11,818)                                             -
   Shares issued for services in connection                                                                                       -
      with  the Televar / ORCA merger                   1,125                 (1,125)                     -                       -
   Reverse stock split (one-for-four)                 (10,980)                10,980                      -                       -
   Stock issued in satisfaction of a debt                  45                 44,955                      -                  45,000
                                          -------------------    -------------------    -------------------     -------------------

BALANCE,  JUNE 30, 1997                                 3,705                349,048             (3,393,969)             (3,041,216)
   Net Loss                                                                                      (7,333,738)             (7,333,738)
   Stock issued in satisfaction of a debt                  14                 52,486                            -            52,500
   Sale of common stock                                 4,917              5,744,952                            -         5,749,869
   Acquisition of businesses                            2,088              1,919,585                            -         1,921,673
   Conversion of debt to equity                         2,110              4,217,308                            -         4,219,418
                                         --------------------   --------------------   --------------------   ---------------------
BALANCE, JUNE 30, 1998                    $            12,834    $        12,283,379    $       (10,727,707)   $          1,568,506
                                         ====================   ====================   ====================   =====================

The accompanying notes are an integral part of these consolidated statements.

                            ORCA Technologies, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended June 30


OPERATING ACTIVITIES                                                                        1998                    1997
                                                                                            ----                    ----
   Net Loss                                                                      $       (7,333,738)      $      (2,787,328)
   Adjustments to reconcile net loss to net cash
   from operating activities:
      Depreciation and amortization                                                         723,575                 204,018
      Loss on disposal of subsidiary                                                      1,600,000                  -
      Write-off of long-term notes receivable                                               518,027                  -
      Change in operating assets and liabilities,
      net of effect of businesses acquired:
        Accounts receivable                                                                  26,042                  40,480
        Inventories                                                                         (34,460)                 -
        Accounts payable                                                                   (381,102)                825,627
        Other current assets                                                                (16,538)                (50,520)
        Other current liabilities                                                          (197,969)                490,622
                                                                                 ------------------       -----------------
   Net Cash Used By Operating Activities                                                 (5,096,163)             (1,277,101)
                                                                                 ------------------       -----------------

INVESTING ACTIVITIES
   Advances under long-term receivables                                                    (104,556)                (98,703)
   Advances to related parties under long-term receivables                                 (332,908)              -
   Cash collections from long-term receivables                                                6,601                   4,701
   Capital expenditures for property and equipment                                         (930,473)               (306,875)
   Pre-acquisition advances to acquired subsidiaries                                       (480,626)              -
   Change in other assets - net                                                             (94,612)              -
                                                                                 ------------------       -----------------
   Net Cash Used By Investing Activities                                                 (1,936,574)               (400,877)
                                                                                 ------------------       -----------------

FINANCING ACTIVITIES
   Payments on long-term debt                                                              (647,088)               (250,457)
   Borrowings on long-term debt                                                              15,765                 132,000
   Borrowing from related parties on long-term debt                                       2,386,946               1,787,000
   Proceeds from sale of common stock                                                     5,749,868               -
                                                                                 ------------------       -----------------
   Net Cash Provided By Financing Activities                                              7,505,491               1,668,543
                                                                                 ------------------       -----------------

Net Cash Provided (Used)                                                                    472,754                  (9,435)

Cash and cash equivalents, beginning of year                                              -                           9,435
                                                                                 ------------------       -----------------
Cash and Cash Equivalents, End of Year                                           $          472,754       $       -
                                                                                 ==================       =================

 The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. Orca Technologies, Inc., located in Bothell, Washington provides sophisticated network-based software solutions for the increasing information needs of the home healthcare industry. The Company's software products are designed to fully integrate both the front and back office management needs of a home health care agency.

     In December 1997 the Company changed its name from "Jungle Street, Inc." to Orca Technologies, Inc. At the time of the name change, the Company's trading symbol on the electronic bulletin board was changed from "JNGS" to "ORCA".

     In June of 1998 the Company formally decided to dispose of its Internet Service Operations segment. Prior to that date the Company was engaged in the Internet Service Business. The accounts and activities of the Company's wholly-owned subsidiaries, Televar, Inc. and Boss Internet, Inc. have been presented in the accompanying financial statements as "discontinued operations."

     ACCOUNTING PRINCIPLES. The financial statements are prepared on a basis consistent with United States generally accepted accounting principles.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of Orca Technologies, Inc. and Subsidiaries (the Company) include the accounts of the Company and its Subsidiaries. All significant intercompany transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results may differ from these estimates.

     REVENUE RECOGNITION. Revenue will be recognized when earned, as products are shipped or services provided to customers.

     RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred. The cost of equipment used in research and development is capitalized and not treated as expense of the period. Such equipment is depreciated over its estimated useful life.

     FEDERAL INCOME TAX. Deferred tax assets and liabilities will be recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts for financial reporting purposes.

     For the years ending June 30, 1998 and 1997 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Deferred tax benefits, and the related deferred tax assets, arising from the recognition of the tax consequences of net operating losses have not been recorded or recognized by the Company. Currently, there is no reasonable assurance that the Company will be able to take advantage of accumulated loss carryforwards in future periods.

     CALCULATION OF COMMON SHARE DATA. Loss per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding during the period. Common stock equivalents have been excluded from the calculation, as due to the loss they would be anti-dilutive. The weighted average number of outstanding shares were 6,569,048 and 3,121,819 for the years ending June 30, 1998 and 1997, respectively.

     STOCK-BASED COMPENSATION. In accordance with the provisions of Financial Accounting Standards Board Opinion No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company intends to follow the intrinsic value based method of accounting for stock-based compensation. The intrinsic value method is prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

     Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. At the date of grant, the market price was equal to the grant price. Accordingly, no compensation cost has been recognized in the financial statements related to options. The Company has adopted the disclosure-only provisions of FASB 123.

     CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limits.

     INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market. At June 30, 1998 they consist of finished goods purchased for resale.

     PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and depreciated for financial reporting purposes using the straight-line method over the lesser of the related lease life, or estimated useful lives of the assets. Amounts recorded as depreciation expense include amortization expense for assets acquired under capitalized leases. Expenditures that extend the useful life of the related asset are capitalized, whereas maintenance and repairs are expensed as incurred.

     DEFERRED REVENUES. The Company has historically collected fees for its Internet access service on monthly, quarterly, or annual billing arrangements. The Company records cash receipts as deferred revenues and recognizes revenue when the earnings process is complete.

     GOODWILL. Represents costs in excess of the value of net assets of businesses acquired, and is amortized over periods ranging from three to five years using the straight-line method.

     FAIR VALUE. The carrying value of financial instruments approximates fair value, unless otherwise disclosed. Fair values have been estimated using available market prices for similar issues and maturities.

     RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to fiscal 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 2:     FORMATION OF COMPANY

     On August 30, 1996, the Company effected a merger between a wholly owned subsidiary formed for the purpose of the merger, and Televar, Inc. (the "Merger"). The shareholders of Televar received 11,593,325 shares of common stock of the Company in the Merger, resulting in shareholders of Televar owning an aggregate of about 83% of the 13,968,625 shares of common stock outstanding on the effective date of the Merger. As a result of the Merger, Televar became a wholly owned subsidiary of the Company. The Televar capital stock that was converted into the Company's common stock was converted based on a five-for-one conversion ratio. In connection with the Merger, the Company also issued an aggregate of 1,125,000 shares of common stock to certain consultants as compensation for services rendered to the Company prior to the Merger. The Company and Televar accounted for the merger as a reverse acquisition, or merger, with the surviving entity being the Company.

     Prior to the Merger, the Company was inactive and had only nominal assets and liabilities.

     On April 12, 1997, the Company executed a one-for-four reverse stock split of its outstanding common shares. Before the split, the Company had 14,640,745 shares outstanding, while after effecting the reverse stock split, the Company had 3,660,186 shares outstanding.

     In anticipation of a proposed acquisition of the Company by Pacific Aerospace and Electronics, Inc. ("PA&E"), the Company and PA&E entered into an Operations Consulting and Expense Reimbursement Agreement (the "Interim Agreement") in June 1997. Under the agreement, PA&E agreed to provide certain consulting, management and financial assistance and support to the Company until PA&E's proposed acquisition of the Company, and several other entities could be completed. PA&E subsequently determined that it would not proceed with the proposed acquisitions.

     During the term of the Interim Agreement, PA&E loaned a total of approximately $4,219,418 to the Company. In addition, on behalf of the Company, PA&E guaranteed a bank loan for approximately $1,215,765 and a three-year equipment lease of $373,421.

     On April 27, 1998, the Company consummated an agreement with PA&E to convert the $4,219,418 owed into shares of Orca common stock at $2.00 per share (the "Restructuring Agreement"). In the Restructuring Agreement, Orca agreed to grant PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggy back registration rights, which will be effective the earliest of : (a) the closing of Orca's third round of financing, or (b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue guaranteeing Orca's $1,215,765 bank loan for eighteen months from the date of the agreement and to guarantee the equipment lease for the life of the lease.

     As an inducement to obtain PA&E's agreement to convert the Company's debt to equity, the Company also agreed to purchase a promissory note and all related interests of PA&E in a company, Brigadoon.com, Inc. ("Brigadoon"). This included PA&E's interest in a lawsuit filed by PA&E against Brigadoon to recover amounts Brigadoon owed PA&E, totaling approximately $1,600,000. The Company also joined in filing involuntary bankruptcy proceedings against Brigadoon in March 1998. Included in the rights acquired by the Company is a common stock purchase warrant that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock. The purchase price of these rights and interests was $950,000 payable over five years under a promissory note, with interest at the rate of 8% per annum. Under the note, Orca will pay interest only for the first year commencing March 1, 1998 and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term. There is no assurance that the Company's interest in Brigadoon will ultimately have significant value for the Company.

     Under the terms of the contemplated disposal of the Company's Internet Services Group, the Company intends to include all of its rights and claims to Brigadoon assets in any sale of the discontinued operations. The Company will retain the $950,000 note payable to PA&E and the $1,215,765 PA&E guaranteed note payable to a bank.


NOTE 3:     GOING CONCERN MATTERS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended June 30, 1998 and 1997, the Company incurred net losses of approximately $7,333,738 and $2,787,328, respectively. In addition, the Company has a net working capital deficit of about $4,006,639, a cash balance of $472,754 and total shareholders' equity of $1,568,506 as of June 30, 1998. These factors, among others, may indicate that the Company may not be unable to continue as a going concern for a reasonable period of time.

     Financing for the Company's operations to date has been significantly augmented by the sale of common stock and borrowings. The Company's ability to achieve a level of profitable operations and / or additional financing may impact the Company's ability to continue as it is presently organized. Resolution of these issues is dependent on the success of management's plans to raise funds through the sale of its equity securities in a private placement or a public offering.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional equity financing or borrowings, and ultimately to attain profitability.


NOTE 4:     RELATED PARTY TRANSACTIONS

     An officer and director of the Company and a director of the Company were, until January 1998, directors of PA&E. Both are also shareholders of PA&E. In addition, PA&E's Chief Executive Officer and President (CEO), as well as its Chief Financial Officer (CFO) and certain members of the CFO's family are, or were, shareholders of the Company. Until June 1997, PA&E's CEO and CFO were directors of the Company. A shareholder of the Company, who currently owns about 2.6% of the Company's stock is a director and shareholder of PA&E. As of September 15, 1998, PA&E is the beneficial owner of approximately 17.9% of the Company's outstanding common stock.

     The Company subleases from PA&E approximately 20,000 square feet of a newly constructed office building situated in Bothell, Washington, which serves as the Company's corporate headquarters, and primary office facility. The Company believes that the terms and conditions of the lease, and sub-lease, are at prevailing market rates and terms in the suburban Seattle area in which the building is located.

     Certain officers and / or directors and shareholders of both the Company and PA&E have each personally guaranteed certain obligations of the Company or its subsidiaries.

     PA&E has agreed to guarantee certain of the Company's debt instruments, including a loan from a Bank in the amount of $1,215,765 and equipment under a capital lease with the sum of the original payments totaling approximately $373,421.

     In addition, the Company owes PA&E $950,000 under the terms of a loan executed at the time of the Company's debt restructuring. Under the terms of the agreement, PA&E has the option to require that the entire unpaid balance of principal and interest immediately become due and payable in the event of default. Although the Company is not current with its interest payments, there has been no formal notification that PA&E will exercise the default acceleration provisions of the agreement. (See notes "Formation of Company" and "Long-Term Debt".)

     During the year the Company paid $55,000 in consulting fees to a company whose president was simultaneously the President of Televar, Inc. The former Televar President resigned effective September 1997. In a subsequent complaint and cross-complaint, the former President and the Company each alleged certain matters. The matters were mediated in April 1998, with the Company paying the former President $125,000 to settle the case.

     ORCA presently holds a $250,000 note receivable from a company in which an officer, director and shareholder of ORCA along with another director and shareholder of ORCA, are also officers, directors and shareholders. In addition, as of June 30, 1998 ORCA has provided approximately $42,000 in unreimbursed administrative services to the company. These amounts have been fully reserved in Company's financial statements.

     As a result of the acquisition of MONITRx Corporation (Monitrx), the Company assumed certain notes payable, totaling about $500,000, to former shareholders of Monitrx, who are now officers or former officers of the Company. The notes require monthly payments of principal and interest over the next three years. In addition, the notes require the Company to pay 6% of all new common stock equity raised as additional principal payments on the notes, until such time as the notes are fully repaid.

     The Company has made various advances, in the form of notes receivable, to certain officers and other key employees in connection with the relocation of former Monitrx employees to the Company's Bothell, Washington facility. The notes total about $150,000, are non-interest bearing and are to be repaid out of future earnings of the acquired operations. As of June 30, 1998 the notes have been fully reserved.

NOTE 5:     BUSINESS ACQUISITIONS

     In February 1998, the Company acquired all of the assets and certain liabilities of Monitrx. The aggregate purchase price of $1,129,000 consisted of 1,200,000 shares of the Company's restricted common stock valued at approximately $1,104,000 and certain expenses totaling $25,000. In addition the Company assumed about $3,044,286 in liabilities. Costs in excess of net book value of $3,700,000 were recorded as a result of this transaction. Monitrx develops and markets advanced proprietary and patented network based software applications for the home health care industry.

     In connection with the Monitrx acquisition, the purchase agreement requires the company to make cash payments to the former shareholders and / or employees of Monitrx on a declining scale over a five-year period commencing July 1, 1998, if annual net operating profits, as defined, exceed at least $1,200,000.

     Also in February 1998, the Company acquired all of the assets and certain liabilities of Digital Network Associates, Inc. (DNA). The aggregate purchase price of $107,000, which consisted of 111,000 shares of the Company's restricted common stock valued at $102,120 and certain expenses totaling $5,000. In addition, the Company assumed about $162,736 in liabilities. Costs in excess of the net book value of $240,000 were recorded as a result of this transaction. DNA has developed a proprietary computer networking technology that empowers authorized field-based health care personnel without computer skills, to access and update data on network databases, by means of a regular touch-tone telephone pad.

     In June 1998, the Company acquired the stock of Boss Internet Group (Boss). The aggregate purchase price of $731,000 consisted of 777,776 shares of the Company's restricted common stock, 300,000 warrants exercisable over the next 18 months, and certain expenses totaling $15,000. Costs in excess of the net book value of $484,000 were recorded as a result of this transaction.

     The business acquisitions described above have been accounted for using the purchase method, and accordingly, the operating results of the acquired entities have been included in the Company's consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been recorded at an estimate of their fair values, with the difference being reflected as cost in excess of book value, or goodwill. The related goodwill is being amortized into operations over periods ranging from three to five years.

     The following summary, prepared on a pro forma basis, combines the consolidated condensed results of operations as if Monitrx and DNA had been acquired as of the beginning of the year ended June 30, 1997. There are no material adjustments that impact the summary.

                                                          1998          1997
                                                          ----          ----

     Revenues                                         $         -   $         -

     Loss from continuing operations                  $(4,761,000)  $(1,630,000)

     Net loss from continuing operations              $(4,777,000)  $(1,717,000)

     Basic loss per share from continuing operations  $     (0.65)  $     (0.39)

     Weighted average number of share outstanding       7,385,698     4,432,819


     The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the transactions been consummated as indicated, nor are they intended to indicate results that may occur in the future.


NOTE 6:     DISCONTINUED OPERATIONS

     In June 1998, the Company's Board of Directors adopted a plan to discontinue its Internet Service Operations Group. On September 28, 1998 the Company completed a transaction whereby it sold substantially all of the assets and most of the liabilities of these operations to the Boss Internet Group. In addition, Boss and the Company, in a separate agreement, dated September 10, 1998, agreed to the rescission of the Company's previously announced acquisition of the Boss Internet Group.

     Accordingly, the operating results of the Internet Service Group, including provisions for estimated losses to the date of disposal and estimated costs of disposing of the operations have been segregated from continuing operations and reported as a separate item on the statement of operations.

     The Company has restated its prior financial statements to present the operating results of the Internet Service Group as discontinued operations. The components of net assets of the discontinued operations included in the accompanying consolidated balance sheets are as follows:

                                                          1998         1997
                                                          ----         ----

     Receivables - net                                $  212,227   $   373,216
     Prepaid expenses                                     70,553        70,556
     Property and equipment - net                      1,542,112       826,413
     Other assets                                        642,366       227,249
     Accounts payable                                   (751,168)   (1,414,317)
     Accrued liabilities                                (188,107)     (826,676)
     Deferred revenues                                  (385,625)     (144,009)
     Long-term debt                                     (602,323)   (2,153,648)
                                                      ----------   -----------
                                                      $  540,035   $(3,041,216)
                                                      ==========   ===========


     Liabilities of the Internet Services Group to be retained by the Company as of June 30, 1998, and included in the amounts listed above, are $201,168 included in accounts payable, $15,326 included in accrued liabilities, $327,354 included in deferred revenues and $130,312 included in long-term debt.

     Revenues from discontinued were $2,711,114 and $2,302,913 for the years ended June 30, 1998 and 1997, respectively.

     Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based upon management's best estimates of the amounts expected to be realized on the sale.


NOTE 7:     SALE OF COMMON STOCK

     During the year the Company issued 4,917,000 restricted shares of common stock to certain accredited investors in two private transactions exempt from registration under federal and state securities laws. In connection with these offerings the Company also issued warrants to purchase 2,298,850 shares of common stock at $1.85 per share, expiring in various amounts on September 30, 1998 and March 13, 1999. The net proceeds to the Company from these two offerings was approximately $5,750,000.


NOTE 8:     STOCK OPTION PLAN AND COMMON STOCK WARANTS

     The Company's 1996 Stock Incentive Plan (the "1996 Plan") provides for the granting to officers, key employees, and to non-employee consultants and independent contractors of non-qualified stock options, incentive stock options, and restricted stock awards. For incentive stock options, the option price cannot be less than the fair market value of the common stock at the date of grant. Non-qualified stock options may be granted at less than the fair market value of the common stock. Options become exercisable at the rate of 25% per year and expire ten years from the date of grant. Options may be exercisable as determined by the committee of the Board of Directors that administers the Plan. Restricted Stock Awards (RSA's) may be granted or sold to officers and key employees. RSA's may not be sold or otherwise disposed of during the established restriction periods. No RSA's have been currently granted.

     The committee of the Board of Directors that administers the Plans may, at its discretion, determine the number of shares, the purchase price, applicable vesting periods, and any other terms of each option or award.

     No options, awards or grants were made during 1997. Information relating to stock option activity during the year and as of June 30, 1998 is as follows:

                                                Shares
                                             Available
                             Shares         for future
                              Under             Option
                             Option           or Award       Price Range
                             ------         ----------       -----------
     Outstanding, 1997       -               3,000,000
        Granted           1,050,000         (1,050,000)  $ 2.00 - $ 2.00
        Exercised            -                  -
        Canceled             -                  -
                         ----------        -----------
     Outstanding, 1998    1,050,000          1,950,000
                         ==========        ===========

     Exercisable, 1998      262,500
                         ==========

     All issued and outstanding options are incentive stock options. No compensation expense has been recorded in the financial statements related to stock option grants for either 1998 or 1997, as the option exercise prices were equal to the fair market value of the stock on the date of grant.

     Pro-forma information regarding net income and loss per share is required under the provisions of FASB 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, the only year options have been granted.

     Risk free interest rate           5.5%
     Dividend yield                    0.0%
     Volatility factor                 135%
     Weighted average expected life    4 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected future stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is assumed to be amortized to expense over the option's vesting period. The Company's pro forma net loss and net loss per share were as follows:

     [table]

     As of June 30, 1998 the Company had outstanding common stock purchase warrants as follows (no warrants were exercised, cancelled or expired during the year):

     [table]

     The holders of warrants, each acting on their own will most likely consider a number of factors before exercising. Among those factors that could be considered will be the current market value of the Company's common stock on or around the exercise date and the prospects for the Company going forward. There can be no assurances that warrant holders will exercise their rights and purchase additional shares from the Company. Holders of warrants expiring in September 1998 did not elect to exercise their rights to purchase additional common stock shares.


NOTE  9:  RECEIVABLES

     [table]

     Long-term receivables consists of notes receivable from Value Added Resellers (VARs) who had purchased the rights to various sales territories for the Company's discontinued Internet Service Operations. The notes carried terms of 12 to 36 months and interest rates ranging from 0% to 18%. Due to the uncertain nature of the ultimately collectability of the VAR notes, the Company established an offsetting deferred revenue. Earnings from the sale of territorial rights are recognized as cash payments on the notes are received. As part of the negotiations held in connection with the sale of the Internet Service Operations, the Company agreed to retain the notes receivable and related offsetting deferred revenue accounts.


NOTE  10:  PROPERTY AND EQUIPMENT


     [table]

     Included in depreciation and amortization expense is amortization related to assets under capital leases of $106,275 and $50,574 for the years ended June 30, 1998 and 1997, respectively.


NOTE  11:  OTHER ASSETS

     Other assets consist primarily of goodwill associated with the excess of the costs of acquisitions over the book value of assets acquired.

NOTE  12:  LONG-TERM DEBT

     [table]

     Long-term debt maturities for fiscal years ending June 30 are as follows:
     $1,702,785 for 2000; $344,478 for 2001; $256,453 for 2002; and $201,939 for
     2003.

NOTE  13:  SHAREHOLDERS' EQUITY

     The Company has authorized the issuance of up to 50,000,000 shares of common stock, with a par value of $0.001 per share. There were 12,834,183 and 3,707,573 shares issued and outstanding as of June 30, 1998 and 1997, respectively.


NOTE  14:  LEASING ARRANGEMENTS

     The Company leases certain office facilities and equipment. Rental expense for the years ended June 30, 1998 and 1997, were $307,101 and $27,301, respectively.

     Future minimum lease payments as of year-end under capital leases and non-cancelable operating leases, having initial lease terms of more than one year, are as follows:

     [table]

     The present value of net minimum lease payments is presented in the balance sheet as a portion of long-term debt.


NOTE  15:  INCOME TAXES

     The Company has available net operating loss (NOL) carryforwards of approximately $10,728,000, the benefits of which will expire in various amounts through 2013. NOLs will only be usable to the extent that the Company is successful in obtaining future profitability, or incurring profitable transactions.


NOTE  16:  RISKS AND UNCERTAINTITIES

     With the sale of its Internet Service Group, the Company has focused its operations on its ability to develop and effectively bring to market high technology software products to meet its customers needs in the home health care industry. In the competitive market environment in which the Company intends to operate, software development and marketing processes are uncertain and complex, requiring successful management of various development and marketing risks. The Company's ability to continue to attract the appropriate number and quality of software development and senior management personnel and to successfully introduce its products to the market place, could impact its ability to capture market share.

     The Company's products have been developed with full recognition of the pending new millennium, however acceptance of the Company's products may be impacted by adverse Year 2000 problems by potential customers.

     Additionally, the health care industry in general, as well as the home health care segment, is undergoing significant and rapid changes.

     In light of these factors, it is reasonably possible that failure to successfully manage software development, failure to successfully introduce products to market, uncontrollable failures of internal computer systems at potential customer sites, or the Company's failure to adopt to a rapidly changing business environment could have severe near-term impacts on the Company's prospects for growth.


NOTE  17:  COMMITMENTS AND CONTINGENCIES

     The Company is party to a lawsuit involving one of its Value Added Resellers (VAR) associated with the operations of the discontinued Internet Services Group, and its Televar subsidiary. Under the terms of the agreement to sell Televar, the Company agreed to keep this legal matter. The dispute relates to ownership of certain equipment used in the Internet operations as well as ownership of customer accounts of one of the Company's forty Internet operating sites. The two parties have agreed to mediation in an attempt to resolve the matter.

     In the opinion of management, the outcome of such current legal proceeding can not be known at this time. The matter could have a material effect on the Company's cash flows when resolved, however it is not expected to have a material effect on the Company's results of operations or financial position.


NOTE  18:  SUPPLEMENTAL CASH FLOW INFORMATION

     [table]

NOTE  19:  SUBSEQUENT EVENTS

     On August 20, 1998 the Company received approximately $840,000 in partial net proceeds from a private equity offering. The Company anticipates receiving additional funds under this offering. In the event that the offering is fully subscribed it is anticipated that the net proceeds to the Company would be approximately $1,400,000.

     The Company is continuing discussions to secure additional financing. Notwithstanding the receipt of funds in connection with the above mentioned August financing, the Company requires additional funds to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.

     On September 28, 1998 the Company completed a transaction whereby it sold substantially all of the assets and most of the liabilities of its 100% owned subsidiary, Televar, Inc. to the Boss Internet Group. The transaction is more fully described in Note 6 "Discontinued Operations".

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers


Name                     Age             Position with Company
-----------------------  ---  --------------------------------------------

Roger P. Vallo           62   President, Chief Executive Officer, Director
Benoit Demeulemeester    34   Director
Donald Cotton            59   Director
Michael Hendrickson      52   Director
William F. Davis         65   Director
Douglass H. Ebstyne      55   Director

Roger P. Vallo

     Mr. Vallo has been a director of the Company since August 1996 and the President and CEO of the Company since April 15, 1997. Prior to that time, he was a director of Televar. Mr. Vallo was a founder and former president and chief executive officer of Telematic Products, Inc., which developed, manufactured and marketed a line of billing computers. He was a director of PA&E and its predecessors from May 1990 until 1998. Mr. Vallo served as a director of Pacific Coast Technologies, Inc., from February 1991 to November 1995 and as Secretary of that company from July 1993 to October 1994. Mr. Vallo also is a director of Prudential Preferred Properties, a real estate company located in Everett, Washington.

Benoit Demeulemeester

     Mr. Demeulemeester is a founding partner of CAMCO AG, a Zurich, Switzerland based independent portfolio management company. Prior to forming CAMCO in 1991, Mr. Demeulemeester was a manager of the Equity Derivatives Group at Swiss Bank Corporation International in London, with responsibility for institutional clients in Italy and France. Previously he worked for Merrill Lynch Capital Markets in London and Zurich, where he was responsible for the creation and sale of structured derivative products to Swiss institutional clients. Prior to that he worked in the Fixed Income Department of Shearson Lehman Amex Finance in Geneva. Mr. Demeulemeester holds the International Securities Markets Association diploma and is a licensed securities dealer in the US. He is also a registered Securities and Futures Authority in the United Kingdom. In addition, he sits on the board of the International Menuhin Music Academy Foundation. Mr. Demeulemeester speaks German, English, French and Italian and joined the Company's board of directors in 1998.

Donald B. Cotton

     Mr. Cotton has been a director of the Company since August 1996. Prior to that time, he was a director of Televar. He was a director of PA&E and its predecessors from 1993 to 1998. Mr. Cotton retired from GTE in 1993, where he served most recently as a vice president. He is currently self-employed as a software consultant.

Michael Hendrickson

     Mr. Hendrickson has been a director of the Company since April 4, 1997.
Mr. Hendrickson has over 25 years of experience in the insurance business with Prudential Insurance. He spent 22 years in management, most recently as Vice President of Regional Marketing in the Pacific Northwest. He is currently on the board of directors of Robodyne Corporation (Minneapolis, MN), Hendrickson Mining & Exploration (Anchorage, AK), Advantage Video Productions (Everett, WA), and West Coast Management Production & Capital (Bellevue, WA). Mr. Hendrickson currently works as a private consultant for major life insurance companies in the U.S.

William F. Davis

     Mr. Davis has been a director of the Company since June 19, 1997. Previously he was President and CEO of DNA, a company which designs, implements and manages data delivery networks for the health care industry. Prior to forming DNA, Mr. Davis was the President of Selectel Corp., a co-marketing partner of AT&T. From 1987 to 1992 he was founder and President of Value Added Communications, a company which pioneered the automated operator process for operator calls originating from public calling venues. He also served as a Vice President - Operations, for Telematic Products, Inc., which developed, manufactured and marketed a line of billing computers, primarily for the Bell Operating Company market. From 1955 to 1983, Mr. Davis held a variety of executive positions with GTE, a major world-wide provider of telecommunications equipment and services. Mr. Davis holds a BS degree from UCLA and an MBA from the University of Connecticut.

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

     No family relationships exist between or among any of the Company's officers and directors.

Other Key Employees

     In addition to the directors and executive officers of the Company identified above, the following individuals are expected to make a significant contribution to the business of the Company.

Anthony D. Begando

     Mr. Begando is Chief Executive Officer of the Products Group. He is an experienced healthcare information technology leader and entrepreneur. He has experience in many facets of corporate management and has participated in the formation and leadership of a number of successful early stage enterprises. As the CEO of the Products Group, Mr. Begando is the principal architect of the technological and organizational infrastructure for delivery of the Company's initial products to the market. Prior to joining the Company as part of the MONITRx acquisition, Mr. Begando was a managing consultant for NexGen SI, Inc., in Atlanta, Georgia, responsible for the operational management of an international information technology-consulting firm. He was also director of information technology at CAPS, Inc. (a division of IVAX, Inc. of Irvine, California) and responsible for the reorganization, consolidation and leadership of the Corporate Information Technology Team. He has also held various positions in the software development teams of Southern California Edison Corporation, Los Angeles, California. Mr. Begando served with distinction in the US military and earned a BS in Computer Information Systems from the University of Redlands, California.

Norman Plummer

     Mr. Plummer was the founder of MONITRx and a pioneer in alternate site (home health care and home infusion therapy) industry since the early 1980's. He is now the Vice President Administration and General Counsel of the Company. Prior to joining MONITRx, Mr. Plummer helped found, operate and later sell

Lifesource, Inc., a home healthcare conglomerate consisting of six regional pharmacy and home health nursing agencies in California. Mr. Plummer has a law degree and is an active member of the California Bar.

Board of Director Compensation

     Directors of the Company may participate in the Company's Stock Option and Incentive Plan as discussed below under "Executive Compensation -- 1996 Stock Option and Incentive Plan."

     During the year ended June 30, 1997, the Company had no standard arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments performed in the capacity of director of the Company.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements.

     The Company has an employment contract with its Chief Executive Officer, Roger Vallo, pursuant to the terms of which Mr. Vallo is paid a base salary of $160,000 per year and receives certain other benefits, such as insurance and a car allowance of $1,000 per month. If the Agreement is terminated by the Company prior to the expiration of its term or for reasons other than "cause" as defined in the agreement, Mr. Vallo will receive a severance payment equal to one year's base salary. The agreement contains covenants by Mr. Vallo concerning confidentiality and non-disclosure. For fiscal year 1998, Mr. Vallo had the potential of receiving a bonus based on the profitability of the Company. If all of the bonus payments were earned, options for purchase of a total of 120,000 shares of the Company's common stock will be made available to Mr. Vallo under the agreement. There are no written employment agreements with any other executive officers of the Company. Certain officers of the Company's operating subsidiaries hare under written contract for services provided to the subsidiaries.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended June 30, 1997 and representations made by certain persons subject to this obligation that such filings were not required to be made, the Company believes that all of the reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner and the Company is not aware of any filings required to be made under Section 16(a) by reporting persons of the Company which were not made for fiscal year then ended.

Item 10.  Executive Compensation

The following table sets forth certain information with respect to the compensation of the Chief Executive Officer and the only executive officer of the Company and its subsidiaries who earned $100,000 or more during the three most recent fiscal years of the Company (the "Named Officers"), ending September 30, 1996, 1995 and 1994 and the amounts earned:

                           Summary Compensation Table

                                 Annual Compensation
                            -------------------------------   -----------------------------------
                                                              Long-term
Name and                                       Other Annual   Compensation Awards   All other
Principal                   Salary     Bonus   Compensation   Of Stock Options      Compensation
Position              Year  ($)        ($)     ($)            (#)                   ($)
--------------------  ----  --------   -----   ------------   -------------------   ------------
Roger P. Vallo/(1)/
CEO/President         1997  $ 25,000    $ 0     $     0                0                   0
                      1998  $160,000    ---     $12,000/2/       325,000/3/              ---

(1) Mr. Vallo became the Chief Executive Officer and President of the Company on April 15, 1997.

(2) Represents a $1,000 per month car allowance.

(3) Vest over 4 years, first year immediately vest. Exercise price of $2.00 per share.

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

     Administration. The Plan may be administered by the Board of Directors or
     --------------
by a committee of directors or officers of the Company. The Board of Directors has designated an Option Committee to administer the Plan. The Option Committee determines and designates the individuals to whom awards under the Plan should be made and the amount and terms and conditions of the awards, except that if officers of the Company serve on the Option Committee it may not grant options to such officers. The Option Committee may adopt and amend rules relating to the administration of the Plan, but only the Board of Directors may amend or terminate the Plan. The Plan is administered in accordance with Rule 16b-3 adopted under the Exchange Act.

     Eligibility.  Awards under the Plan may be made to employees, including
     -----------
employee directors, of the Company and its subsidiaries, and to nonemployee agents, consultants, advisors, and other persons (but not including non-employee directors) that the Option Committee believes have made or will make an important contribution to the Company or any subsidiary thereof.

     Shares Available. Subject to adjustment as provided in the Plan, a maximum
     ----------------
of 3,000,000 shares of Common Stock are reserved for issuance thereunder. The maximum number of shares with respect to which options may be granted to any person during any fiscal year is 1,000,000. If an option, SAR or performance unit granted under the Plan expires or is terminated or canceled, the unissued shares subject to such option, SAR or performance unit are again available under the Plan. In addition, if shares sold or awarded as a bonus under the Plan are forfeited to the Company or repurchased thereby, the number of shares forfeited or repurchased are again available under the Plan.

     Term. Unless earlier terminated by the Board, the Plan will continue in
     ----
effect until the earlier of: (i) ten years from the date on which the Plan is adopted by the Board, and (ii) the date on which all shares available for issuance under the Plan have been issued and all restrictions on such shares have lapsed. The Board may suspend or terminate the Plan at any time except with respect to options, performance units, and shares subject to restrictions then outstanding under the Plan.

     Stock Option Grants. The Option Committee may grant ISOs and NSOs under the

     -------------------
Plan. With respect to each option grant, the Option Committee determines the number of shares subject to the option, the option price, the period of the option, the time or times at which the option may be exercised (including whether the option will be subject to any vesting requirements and whether there will be any conditions precedent to exercise of the option), and the other terms and conditions of the option.

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

     Stock Appreciation Rights. The Option Committee may grant SARs under the
     -------------------------
Plan. Each SAR entitles the holder, upon exercise, to receive from the Company an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock of the Company over its fair market value on the date of grant (or, in the case of a SAR granted in connection with an option, the excess of the fair market value of one share of Common Stock of the Company over the option price per share under the option to which the SAR relates), multiplied by the number of shares covered by the SAR or the option. Payment by the Company upon exercise of a SAR may be made in Common Stock, in cash, or by a combination of Common Stock and cash.

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

     Restricted Stock. The Option Committee may issue shares of Common Stock
     ----------------
under the Plan subject to the terms, conditions, and restrictions determined thereby. Upon the issuance of restricted stock, the number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued. No restricted shares have been granted under the Plan.

     Stock Bonus Awards. The Option Committee may award shares of Common Stock
     ------------------
as a stock bonus under the Plan. The Option Committee may determine the recipients of the awards, the number of shares to be awarded, and the time of the award. Stock received as a stock bonus is subject to the terms, conditions, and restrictions determined by the Option Committee at the time the stock is awarded. No stock bonus awards have been granted under the Plan.

     Cash Bonus Rights. The Option Committee may grant cash bonus rights under
     -----------------
the Plan in connection with (i) options granted or previously granted, (ii) SARs granted or previously granted, (iii) stock bonuses awarded or previously awarded, and (iv) shares issued under the Plan. Bonus rights granted in connection with options entitle the optionee to a cash bonus if and when the related option is exercised. The amount of the bonus is determined by multiplying the excess of the total fair market value of the shares acquired upon the exercise over the total option price for the shares by the applicable bonus percentage. The bonus rights granted in connection with a SAR entitle the holder to a cash bonus when the SAR is exercised. The amount of the bonus is determined by multiplying the total fair market value of the shares or cash received pursuant to the exercise of the SAR by the applicable percentage. The bonus percentage applicable to any bonus right is determined by the Option Committee but may in no event exceed 75%. Bonus rights granted in connection with stock bonuses entitle the recipient to a cash bonus, in an amount determined by the Option Committee, when the stock is awarded or purchased or any restrictions to which the stock is subject lapse. No bonus rights have been granted under the Plan.

     Performance Units. The Option Committee may grant performance units
     -----------------
consisting of monetary units which may be earned if the Company achieves certain goals established by the Committee over a designated period of time. The goals established by the Option Committee may include earnings per share, return on shareholders' equity, return on invested capital, and similar benchmarks. Payment of an award earned may be in cash or in Common Stock or partly in both, and may be made when earned, or vested and deferred, as the Option Committee determines. Each performance unit will be nonassignable and nontransferable by the holder except by will or by the laws of descent and distribution at the time of the holder's death. The number of shares reserved for issuance under the Plan shall be reduced by the number of shares issued upon payment of an award. No performance units have been granted under the Plan.

     Changes in Capital Structure. The Plan provides that if the outstanding
     ----------------------------
Common Stock of the Company is increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any recapitalization, stock split or certain other transactions, appropriate adjustment will be made by the Option Committee in the number and kind of shares available for grants under the Plan. In addition, the Option Committee will make appropriate adjustments in the number and kind of shares as to which outstanding options will be exercisable. In the event of a merger, consolidation or other fundamental corporate transformation, the Board may, in its sole discretion, permit outstanding options to remain in effect in accordance with their terms; to be converted into options to purchase stock in the surviving or acquiring corporation in the transaction; or to be exercised, to the extent then exercisable, during a 30-day period prior to the consummation of the transaction.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table summarizes certain information as of June 29, 1998 with respect to the beneficial ownership of the Company's Common Stock (i) by the Company's officers and directors, (ii) by stockholders known by the Company to own 5 percent or more of the Company's Common Stock and (iii) by all officers and directors as a group. At October 7, 1998, there were 12,778,407 shares of Common Stock issued and outstanding.

                                                        Number of Shares
                                                        of Common Stock
Name and Address of 5% Beneficial Owners,               Beneficially Owned
Executive Officers and Directors/1/                     at October 7, 1998/2/         Percent of Class/3/
----------------------------------------                ---------------------         -------------------

5% Beneficial Owners:
--------------------
Pacific Aerospace & Electronics, Inc.                   2,289,309                               17.8%
Lombard Odier & Cie                                     1,983,250/4/                            11.5%
Banca Popolare Fruliadua                                1,287,250/5/                             8.6%
CAMCO BVI                                                 910,000/6/                             7.1%

Dirctors
--------
Benoit Demeulmeester, Director                          1,142,500/7/                             8.6%
Roger Vallo, President and Director and CEO               370,365/8/                             2.9%
Donald B. Cotton, Director                                259,115                                2.0%
William Davis, Director and VP Corp. Development           55,500                                 *
Michael Hendrickson, Director                              85,000                                 *

Non-Director Executive Officers
------------------------------
Norman Plummer, VP Administration and General Counsel      381,113/9/                            3.0%
Anthony Begando, President Products Group                  140,794/10/                           1.1%

Officers and Directors as a Group (5 persons)             1,912,480                             15.0%

        (*) Less than 1 percent


-------------------------------------
/1/ Unless otherwise indicated, the business address of the individual or person named is the same as the Company.

/2/ Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To the Company's knowledge, each person or entity has sole voting and sole investment power with respect to the shares beneficially owned except as note in the footnotes below, subject to community property laws, where applicable.

/3/ Rounded to the nearest 1/10th of one percent, based on 12,778,407 shares of Common Stock outstanding on October 7, 1998.

/4/ Includes presently exercisable stock purchase warrants to acquire 437,500 shares of Common Stock.

/5/ Includes presently exercisable stock purchase warrants to acquire 325,000 shares of Common Stock.

/6/ Includes presently exercisable stock purchase warrants to acquire 260,000 shares of Common Stock.

/7/ Mr. Demeulmeester is a partner in CAMCO AG, which in turn is an affiliate of CAMCO BVI. Amount shown includes 650,000 shares held in the name of CAMCO BVI and options to purchase 260,000 shares held by CAMCO BVI, as well as options to acquire 232,500 shares held by CAMCO AG.

/8/ Includes presently exercisable stock options to purchase 81,250 shares of Common Stock.

/9/ Includes presently exercisable stock options to purchase 75,000 shares of Common Stock.

/10/ Includes presently exercisable stock options to purchase 62,500 shares of Common Stock.

Related Party Transactions

     An officer and director of the Company and a director of the Company were, until January 1998, directors of PA&E. Both are also shareholders of PA&E. In addition, PA&E's Chief Executive Officer and President (CEO), as well as its Chief Financial Officer (CFO) and certain members of the CFO's family are, or were, shareholders of the Company. Until June 1997, PA&E's CEO and CFO were directors of the Company. A shareholder of the Company, who currently owns about 2.6% of the Company's stock is a director and shareholder of PA&E. As of September 15, 1998, PA&E is the beneficial owner of approximately 17.9% of the Company's outstanding common stock.

     The Company subleases from PA&E approximately 20,000 square feet of a newly constructed office building situated in Bothell, Washington, which serves as the Company's corporate headquarters, and primary office facility. The Company believes that the terms and conditions of the lease, and sub-lease, are at prevailing market rates and terms in the suburban Seattle area in which the building is located.

     Certain officers and directors and shareholders of both the Company and PA&E have each personally guaranteed certain obligations of the Company or its subsidiaries.

     PA&E has agreed to guarantee certain of the Company's debt instruments, including a loan from a Bank in the amount of $1,215,765 and equipment under a capital lease with the sum of the original payments totaling approximately $373,421. In addition, the Company owes PA&E $950,000 under the terms of a loan executed at the time of the Company's debt restructuring.

     During the year the Company paid $55,000 in consulting fees to a company whose president was simultaneously the President of Televar, Inc. The former Televar President resigned effective September 1997. In a subsequent complaint and cross-complaint, the former President and the Company each alleged certain matters. The matters were mediated in April 1998, with the Company paying the former President $125,000 to settle the case.

     Orca presently holds a $250,000 note receivable from a company in which an officer, director and shareholder of Orca along with another director and shareholder of Orca, are also officers, directors and shareholders. In addition, as of June 30, 1998 Orca has provided approximately $42,000 in unreimbursed administrative services to the company. These amounts have been fully reserved in Company's financial statements.

     As a result of the acquisition of MONITRX, the Company assumed certain notes payable, totaling about $500,000, to former shareholders of MONITRx, who are now officers or former officers of the Company. The notes require monthly payments of principal and interest over the next three years. In addition, the notes require the Company to make principal payments in an amount equal to 6% of the proceeds from new common stock equity offerings, until such time as the notes are fully repaid.

     The Company has made various advances, in the form of notes receivable, to certain officers and other key employees in connection with the relocation of former MONITRx employees to the Company's Bothell, Washington facility. The notes total about $150,000, are non-interest bearing and are to be repaid out of future earnings of the acquired operations. As of June 30, 1998 the notes have been fully reserved.


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------


Exhibit Number                     Description
--------------      -------------------------------------------
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

     4.1            Subscription Agreement, dated May 10, 1996, between Televar
                    Northwest, Inc. and Gary Arsenault. (incorporated by reference to Form 10-KSB filed for the year ended June 30,
                    1996).

     4.2 Registration Rights Agreement, dated September 25, 1996, between Jungle Street, Inc. and UTCO Associates, Ltd.
                    (incorporated by reference to Form 10-KSB filed for the year ended June 30, 1996).

     4.3 Common Stock Purchase Warrant, dated September 25, 1996, issued to UTCO Associates, Ltd. by Jungle Street, Inc.
                    (incorporated by reference to Form 10-KSB filed for the year ended June 30, 1996).

     4.4            Agreement and Plan of Merger, dated August 29, 1996, among
                    Jungle Street, Inc., Televar Northwest, Inc., and Jungle
                    Street, Inc., a Washington corporation (incorporated by reference to Current Report on Form 8-K filed on September
                    13, 1996).

     10.1           Convertible Promissory Note from Televar Northwest, Inc., to
                    BarbJorgensen, dated April 25, 1996. (incorporated by reference to Form 10-KSB filed for the year ended June 30).

     10.2           Promissory Note from Jungle Street, Inc. to UTCO Associates,
                    Ltd., dated September 25, 1996. (incorporated by reference to Form 10-KSB filed for the year ended June 30).

     10.3           Security Agreement, dated September 25, 1996, between Jungle
                    Street, Inc., Televar Northwest, Inc., and UTCO Associates,
                    Ltd.  (incorporated by reference to Current Report on Form
                    8-K filed on September 13, 1996).

     10.4           Guarantee of Loan, dated September 24, 1996, by Televar
                    Northwest, Inc., Charles D. DeJong, and Mark D. Hamilton in favor of UTCO Associates, Ltd. (incorporated by reference to Current Report on Form 8-K filed on September 13, 1996).

     10.5           1996 Stock Incentive Plan (incorporated by reference to
                    Current Report on Form 8-K filed on September 13, 1996).

     10.6           Customer Provided Access Request and Authorization, dated
                    June 3, 1996, between Televar Northwest, Inc., and Sprint
                    Communications Company L.P.  (incorporated by reference to
                    Current Report on Form 8-K filed on September 13, 1996).

     10.7           Dedicated Access Charges and Special Access Surcharge
                    Application for Exemption, dated June 3, 1996, between
                    Televar Northwest, Inc., and Sprint Communications Company,
                    L.P. (incorporated by reference to Current Report on Form 8-
                    K filed on September 13, 1996).

     10.8           Lease Agreement and Guarantee, dated August 6, 1996, between
                    Televar Northwest, Inc., and Financial Pacific Co.
                    (incorporated by reference to Current Report on Form 8-K filed on September 13, 1996).

     10.9           Lease Agreement, dated July 26, 1993, between Televar
                    Northwest, Inc., and E. Gus Noyd and Laura Jean Noyd.
                    (incorporated by reference to Current Report on Form 8-K filed on September 13, 1996).

     10.10          Lease Agreement, dated June 28, 1995, between Televar
                    Northwest, Inc., and Cascade Leasing Company, and Equipment
                    Lease Guaranty made by Charles D. DeJong, Michael P.
                    Schuyleman, and Mark D. Hamilton in favor of Cascade Leasing
                    Company (incorporated by reference to Current Report on Form
                    8-K filed on September 13, 1996).

     10.11          Sublease Agreement, dated April 1, 1995, between Televar
                    Northwest, Inc., and Telewaves, Inc. (incorporated by reference to Current Report on Form 8-K filed on September
                    13, 1996).

     10.12          Lease Agreement, dated March 7, 1995, between Televar
                    Northwest, Inc., and David A. Quick and Cirri A. Quick, d/b/a DCR Properties (incorporated by reference to Current
                    Report on Form 8-K filed on September 13, 1996).

     10.13          Lease Agreement, effective July 15, 1996, between Televar
                    Northwest, Inc., and Summit Leasing, Inc. (incorporated by reference to Current Report on Form 8-K filed on September
                    13, 1996).


     10.14          Promissory Note from Televar Northwest, Inc., to Michael P.
                    Schuyleman and Janet L. Schuyleman, dated November 1, 1995
                    (incorporated by reference to Current Report on Form 8-K filed on September 13, 1996).

     10.15          Escrow Account Instructions and Agreement, dated October 31,
                    1995, between David M. Bohr, Michael P. Schuyleman and Janet
                    L. Schuyleman, and Televar Northwest, Inc. (incorporated by reference to Current Report on Form 8-K filed on September
                    13, 1996).

     10.16 Asset Purchase Agreement with Digital Network Associates, dated February 17, 1998, (incorporated by reference to Report on Form 8-K, filed March 5, 1998).

     10.17 Asset Purchase Agreement with MONITRX, Inc., incorporated by reference to Current Report on Form 8-K, filed March 22,
                    1998.

     27             Financial Data Schedule

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ORCA TECHNOLOGIES, INC.



Date: October 13, 1998                   By  /s/ Roger P. Vallo
                                             -----------------------------------
                                             Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on October 13, 1998.



Signature                                 Title
-----------                               -----

/s/ Roger P. Vallo                        Chief Executive Officer, and
---------------------------------         Chairman of the Board (Principal
Roger P. Vallo                            Executive and Accounting Officer)



                                          Director
---------------------------------
Donald B. Cotton


/s/ William F. Davis                      Director
---------------------------------
William F. Davis


                                          Director
--------------------------------
Michael Hendrickson


/s/ Benoit Demeulmeester                  Director
--------------------------------
Benoit Demeulmeester

