Form 10KSB/A
period 1998-06-30
ORCA TECHNOLOGIES INC
filed 1998-10-14
CIK 1004932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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


Mantyla, McReynolds and Associates
Salt Lake City, Utah
August 21, 1998,
Except for Note 19, as to which the date is October 8, 1998

                            ORCA Technologies, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                 As of June 30

                                                                                     1998                  1997
                                                                                     ----                  ----
ASSETS
------
   CURRENT ASSETS
      Cash and cash equivalents                                           $            472,754   $                 -
      Receivables                                                                      217,227               373,216
      Inventories                                                                       36,728                     -
      Prepaid expenses and other                                                        83,146                70,556
                                                                          --------------------   -------------------
        Total Current Assets                                                           809,855               443,772
                                                                          --------------------   -------------------
   LONG-TERM RECEIVABLES                                                                45,146                38,148
   PROPERTY AND EQUIPMENT, net                                                       2,366,185               826,413
   OTHER ASSETS                                                                      4,453,704               189,101
                                                                          --------------------   -------------------

                                                                          $          7,674,890   $         1,497,434
                                                                          ====================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
   CURRENT LIABILITIES
      Current portion of long-term debt                                   $          2,001,454   $           263,016
      Accounts payable                                                               1,222,329             1,414,317
      Accrued liabilities                                                              557,086               826,676
      Accrued loss for discontinued operations                                       1,035,625                     -
      Deferred revenues                                                                      -               144,009
                                                                          --------------------   -------------------
        Total Current Liabilities                                                    4,816,494             2,648,018
                                                                          --------------------   -------------------

   LONG-TERM DEBT                                                                    1,289,890             1,890,632
   COMMITMENTS AND CONTINGENCIES                                                             -                     -
   SHAREHOLDERS' EQUITY (DEFICIT)                                                    1,568,506            (3,041,216)
                                                                          --------------------   -------------------

                                                                          $          7,674,890   $         1,497,434
                                                                          ====================   ===================

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

     For purposes of pro forma disclosures, the estimated fair value of options is assumed to be amortized to expense over the option's vesting period. The Company's pro forma net loss and net loss per share were as follows:

                                                      1998
                                                      ----
     Net loss as reported                     $ (7,333,738)
     Pro forma net loss                       $ (7,683,738)

     Net loss per share as reported           $      (1.12)
     Pro forma net loss per share             $      (1.17)

     As of June 30, 1998 the Company had outstanding common stock purchase warrants as follows (no warrants were exercised, cancelled or expired during the year):

                                                            Cash
                                                       Available
                      Exercise           No. of             from
     Expiry Date         Price         Warrants         Exercise
     -----------         -----         --------         --------

     September 1998   $   1.85          496,000      $   917,600
     December 1998        2.04          100,000          204,000
     March 1999           1.85        1,802,850        3,335,273
     June 1999            2.04          100,000          204,000
     December 1999        2.04          100,000          204,000
     September 2001       1.81           65,000          117,650
                                     ----------      -----------
                                      2,663,850      $ 4,982,523

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


NOTE  9:  RECEIVABLES

                                                1998            1997
                                                ----            ----

     Trade receivables                    $  333,997      $  539,714
     Allowance for doubtful accounts        (120,000)       (306,000)
     Other receivables                         3,230         139,502
                                          ----------      ----------
                                          $  217,227      $  373,216
                                          ==========      ==========

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


NOTE  10:  PROPERTY AND EQUIPMENT

                                    Estimated
                                   Useful Life
                                   (in years)           1998        1997
                                   -----------          ----        ----
Automobiles                            5          $   30,306  $   61,031
Equipment                             3-5          1,886,974     747,251
Furniture and fixtures                3-10           240,566           -
Leasehold improvements        Asset or lease life    107,823      12,372
Assets under capital leases   Asset or lease life    708,740     273,919
                                                  ----------  ----------
                                                  $2,974,409  $1,094,573
Less acumulated depreciation and amortization       (608,224)   (268,160)
                                                  ----------  ----------
                                                  $2,366,185  $  826,413
                                                  ==========  ==========
Depreciation and amortization expense for period  $  340,064  $  195,467
                                                  ==========  ==========

     Included in depreciation and amortization expense is amortization related to assets under capital leases of $106,275 and $50,574 for the years ended June 30, 1998 and 1997, respectively.


NOTE  11:  OTHER ASSETS

     Other assets consist primarily of goodwill associated with the excess of the costs of acquisitions over the book value of assets acquired.

NOTE  12:  LONG-TERM DEBT
                                                                                         1998                   1997
                                                                                         ----                   ----
        NOTES PAYABLE:
          Payable to Bank, due January 1999, interest only at Prime,
                guaranteed by a related party until October 1999              $     1,215,765         $           --

          Payable to related party, interest only payments at 8%
                until March 1999, then monthly payments of principal
                and interest of $23,192 through March 2003                            950,000                     --

          Payable to related party converted into equity during year                       --              1,737,000

          Payable to founders & former shareholders of Monitrx,
                payable in monthly installments of principal & interest
                at 8.5% through September 1999                                        350,949                     --

          Payable to Company owned by former shareholders
                of Monitrx, payable in monthly installments of
                principal & interest at 8.5% through September 1999                   103,429                     --

          Vehicle Loan, 11.0%, secured by vehicle and payable
                in monthly installments of $581 to March 2002                          21,543                 52,021

          Other                                                                       130,312                171,742

        CAPITAL LEASE OBLIGATIONS:
          10.2%, Secured by related equipment, guaranteed by
                related party and payable in monthly installments
                of $12,101 to February 2001                                           337,384                     --

          16.6% - 20.2%, secured by related equipment,
                guaranteed by current and / or former officers
                of the Company and payable in various monthly
                installments to March 2001                                             68,543                106,939

          10.0% - 19.2%, secured by related equipment and
                payable in various monthly installments to May 2001                   113,419                 85,946
                                                                              ---------------         --------------
                                                                              $     3,291,344         $    2,153,648
                                                                                    2,001,454                263,016
        Less current portion                                                  ---------------         --------------
                                                                              $     1,289,890         $    1,890,632
                                                                              ===============         ==============
        Long-term debt maturities for fiscal years ending June 30 are as follows:
        $487,020 for 2000; $344,478 for 2001; $256,453 for 2002; and $201,939 for
        2003.

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

     Future minimum lease payments as of year-end under capital leases and non-cancelable operating leases, having initial lease terms of more than one year, are as follows:

                                                Capital            Operating
                                                Leases               Leases
                                                -------            ---------

     1999                                  $    288,312         $    391,219
     2000                                       196,745              375,019
     2001                                       110,741              383,523
     2002                                             -              402,988
     2003                                             -              411,544
     Thereafter                                       -              247,055
                                           ------------         ------------
     Total minimum lease payments          $    595,798         $  2,211,348
                                                                ============
     Amounts representing interest         $     76,452
                                           ------------
     Present value of net minimum
       lease payments                      $    519,346
                                           ============

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


NOTE  18:  SUPPLEMENTAL CASH FLOW INFORMATION

                                                          1998            1997
                                                          ----            ----
     Cash Paid During the Year For:
       Interest                                   $    108,047    $    145,067
       Income Taxes                                          -               -

     Non-Cash Investing and Financing Transactions
       Acquisition of Subsidiaries:
         Fair value of assets acquired, other
         than cash                                $  5,248,572               -
         Liabilities assumed                      $  3,326,898               -
                                                  ------------    ------------
         Common stock issued                      $  8,575,470               -
                                                  ============    ============

       Conversion of Related Party Debt to Equity $  4,219,418               -

       Assumption of Note Payable to Related      $    950,000               -
       Party

       Equipment Acquired under Capital Leases    $    434,821    $    189,679

       Stock Issued in Settlement of Debt         $     52,000    $     45,000


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

