Form 10QSB
period 1998-09-30
ORCA TECHNOLOGIES INC
filed 1998-11-13
CIK 1004932

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period Ended:  SEPTEMBER 30, 1998.
                                      -------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition Period from          to          .
                                    ---------   ---------

                       Commission File Number:   0-27390


                            ORCA TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


                    Utah                                87-0368236
        (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)            Identification No.)


         24000 - 35th Avenue Southeast - Suite 200, Bothell, WA  98021
                    (Address of principal executive offices)

                                 (425) 354-1600
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

As of November 10, 1998, 12,778,407 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [_]  No  [X]

                               ORCA TECHNOLOGIES
                                  FORM 10-QSB

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

INDEX                                                                                    PAGE

PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations
         Three Months Ended September 30, 1998 and 1997                                    3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1998 and 1997                                    4

         Condensed Consolidated Balance Sheets
         September 30, 1998 and June 30, 1998                                              5

         Condensed Consolidated Statement of Shareholders' Equity (Deficit)
         Three Months Ended September 30, 1998                                             6

         Notes to Condensed Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis or Plan of Operation                   15

PART II.   OTHER INFORMATION

     Item 2.  Changes in Securities                                                       18

     Item 3.  Defaults upon Senior Securities                                             18

     Item 6.  Exhibits and Reports on Form 8-K                                            18


SIGNATURES                                                                                19


                   ORCA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For The Three Months Ended September 30
                                  (Unaudited)



                                                      1998           1997
                                                  ------------   ------------
Revenues                                          $    99,274     $        -
Costs and Expenses
  Cost of Revenue                                      22,820              -
  Research and development                            397,683              -
  Sales and marketing                                 354,545              -
  Professional services                               291,091              -
  Customer services                                   158,611              -
  General and administrative                          822,947         86,848
                                                  -----------     ----------
    Total operating costs and expenses              2,047,697         86,848
                                                  -----------     ----------

Operating loss                                     (1,948,423)       (86,848)

Interest Income                                         2,361              -
Interest Expense                                      (65,197)       (33,070)
                                                  -----------     ----------
                                                  -----------     ----------
Net Loss                                          $(2,011,259)    $ (119,918)
                                                  ===========     ==========


Basic Loss per Share                              $     (0.16)    $    (0.03)

Weighted average number of shares outstanding      12,236,615      3,712,135
                                                  ===========     ==========

The accompanying notes are an integral part of these condensed consolidated statements.

                   ORCA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                    For the Three Months Ended september 30
                                  (Unaudited)

                                                                    1998               1997
                                                                -------------      ------------
OPERATING ACTIVITIES
  Net loss                                                       $(2,011,259)         $(119,918)
  Adjustments to reconcile net loss to cash used:
    Depreciation and amortization                                    281,023                  -
    Change in operating assets and liabilities, net
    of effects of business acquired and disposed:
      Inventories                                                    (35,552)                 -
      Accounts payable                                               199,502             12,898
      Other current assets                                           (39,956)            (8,828)
      Other current liabilities                                     (290,873)             9,707
                                                                 -----------          ---------
    Net Cash Used By Operating Activities                         (1,897,115)          (106,141)
                                                                 -----------          ---------

INVESTING ACTIVITIES
  Purchases of property & equipment                                  (85,485)            (2,697)
  Changes in notes receivable                                              -           (210,000)
  Proceeds from sale of subsidiary                                   300,000                  -
  Other investing activities                                          14,000                  -
                                                                 -----------          ---------
  Net Cash Provided (Used) By Investing Activities                   228,515           (212,697)
                                                                 -----------          ---------

FINANCING ACTIVITIES
  Payments on long-term debt                                         (88,973)                 -
  Borrowings on short-term debt                                      584,235                  -
  Borrowings from related parties on long-term debt                        -            325,000
  Issuance of common stock and warrants                            1,004,264                  -
                                                                 -----------          ---------
  Net Cash Provided By Financing Activities                        1,499,526            325,000
                                                                 -----------          ---------

NET CASH PROVIDED (USED)                                            (169,074)             6,162

Cash & cash equivalents, Beginning of Period                         472,754             13,032
                                                                 -----------          ---------
CASH & CASH EQUIVALENTS, End of Period                           $   303,680          $  19,194
                                                                 ===========          =========


The accompanying notes are an integral part of these condensed consolidated statements.

                   ORCA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                 September 30,     June 30,
                                                     1998            1998
                                                 -------------   -------------
ASSETS
------
 CURRENT ASSETS
  Cash and cash equivalents                        $  303,680      $  472,754
  Receivables                                          12,200         217,227
  Inventories                                          72,280          36,728
  Prepaid expenses and other                           45,349          83,146
                                                   ----------      ----------
   Total current assets                               433,509         809,855

 LONG-TERM RECEIVABLES                                 37,038          45,146
 PROPERTY AND EQUIPMENT, net                          852,117       2,366,185
 OTHER ASSETS                                       3,573,756       4,453,704
                                                   $4,896,420      $7,674,890
                                                   ==========      ==========


LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                $1,889,793      $2,001,454
  Accounts payable                                    670,663       1,222,329
  Accrued liabilities                                 764,376         557,086
  Accrued loss for discontinued operations            309,176       1,035,625
                                                   ----------      ----------
   Total current liabilities                        3,634,008       4,816,494


LONG-TERM DEBT                                      1,416,454       1,289,890
COMMITMENTS AND CONTINGENCIES                          -               -
SHAREHOLDERS' EQUITY (DEFICIT)                       (154,042)      1,568,506
                                                   $4,896,420      $7,674,890
                                                   ==========      ==========

The accompanying notes are an integral part of these condensed consolidated statements.

                   ORCA TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                        Three Months Ended September 30
                                  (Unaudited)


                                               Common       Paid-in          Accumulated
                                               Stock        Capital            Deficit          Total
                                               -----        -------            -------          -----

BALANCE, JUNE 30, 1998                        $12,834      $12,283,379      $(10,727,707)     $1,568,506

  Net Loss                                                                    (2,011,259)
  Sale of discontinued operations                (778)                          (714,776)       (715,554)
  Sale of common stock                            722        1,003,543                         1,004,265
                                              -------      -----------      ------------      ----------
BALANCE, SEPTEMBER 30, 1998                   $12,778      $13,286,922      $(13,453,742)     $ (154,042)
                                              =======      ===========      ============      ==========



The accompanying notes are an integral part of these condensed consolidated statements.

Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes normally included in audited financial statements presented in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, consolidated results of operations, and consolidated statements of cash flow for the three month period ended September 30, 1998 have been included. All significant intercompany transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three-month period ended September 30, 1998 is not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

In June of 1998 the Company formally decided to dispose of its Internet Service Operations segment. Prior to that date, the Company was engaged in the Internet service business. The accounts and activities of the Company's wholly-owned subsidiaries, Televar, Inc. and Boss Internet, Inc. have been presented in the accompanying financial statements as "discontinued operations."


NOTE 2   FORMATION OF COMPANY

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

On April 27, 1998, the Company consummated an agreement with PA&E to convert the $4,219,418 owed into shares of Orca common stock at $2.00 per share (the "Restructuring Agreement"). In the Restructuring Agreement, Orca agreed to grant PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggy back registration rights, which will be effective the earlier of : (a) the closing of Orca's third round of financing following the closing of the Restructuring Agreement, or (b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue guaranteeing Orca's $1,215,765 bank loan for eighteen months from the date of the Restructuring Agreement and to guarantee the equipment lease for the life of the lease.

As an inducement to obtain PA&E's agreement to convert the Company's debt to equity, the Company also agreed to purchase a promissory note and all related interests of PA&E in a company, Brigadoon.com, Inc. ("Brigadoon"). This included PA&E's interest in a lawsuit filed by PA&E against Brigadoon to recover amounts Brigadoon owed PA&E, totaling approximately $1,600,000. The Company also joined in filing involuntary bankruptcy proceedings against Brigadoon in March 1998. Included in the rights acquired by the Company is a common stock purchase warrant that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock. The purchase price of these rights and interests was $950,000 payable over five years under a promissory note, with interest at the rate of 8% per annum. Under the note, Orca will pay only interest for the first year commencing March 1, 1998 and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term.

Under the terms of the disposal of the Company's Internet Services Group (discussed in Note 5.), the Company sold all of its rights and claims to Brigadoon assets. The Company retained the $950,000 note payable to PA&E (the "PA&E Note")and the $1,215,765 PA&E guaranteed note payable to a bank. As of September 30, 1998 the amount of the guaranteed note payable to a bank increased to $1,300,000 and the Company is not current with its interest payments to PA&E.

In February 1998, the Company acquired all of the assets and certain liabilities of MONITRx Corporation ("Monitrx"). The aggregate purchase price of $1,129,000 consisted of 1,200,000 shares of the Company's restricted common stock valued at approximately $1,104,000 and certain expenses totaling $25,000. In addition the Company assumed about $3,044,286 in liabilities. Costs in excess of net book value of $3,700,000 were recorded as a result of this transaction. Monitrx develops and markets advanced proprietary and patented network based software applications for the home health care industry.

In connection with the Monitrx acquisition, the purchase agreement requires the Company to make cash payments to the former shareholders and / or employees of Monitrx on a declining scale over a five-year period commencing July 1, 1998, if annual net operating profits, as defined, exceed at least $1,200,000.

Also in February 1998, the Company acquired all of the assets and certain liabilities of Digital Network Associates, Inc. ("DNA") for an aggregate purchase price of $107,000, which consisted of 111,000 shares of the Company's restricted common stock valued at $102,120 and certain expenses totaling $5,000. In addition, the Company assumed about $162,736 in liabilities. Costs in excess of the net book value of $240,000 were recorded as a result of this transaction. DNA has developed a proprietary computer networking technology that empowers authorized field-based health care personnel without computer skills to access and update data on network databases by means of a regular touch-tone telephone pad.

In June 1998, the Company acquired the stock of Boss Internet Group ("Boss"). The aggregate purchase price of $731,000 consisted of 777,776 shares of the Company's restricted common stock, 300,000 warrants exercisable over the next 18 months, and certain expenses totaling $15,000. Costs in excess of the net book value of $484,000 were recorded as a result of this transaction. The Boss acquistion was subsequently rescinded in September 1998. (See Note 5 - "Discontinued Operations.")

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


NOTE 3   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 1998 and 1997, the Company incurred net losses of approximately $7,333,738 and $2,787,328, respectively. In addition, the Company incurred a loss of $2,011,259 for the three-months ended September 30, 1998. At September 30, 1998 the Company has a net working capital deficit of about $3,200,499, a cash balance of $303,680 and a shareholders' deficit of $154,042. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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


NOTE 4   RELATED PARTY TRANSACTIONS

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

The Company subleases from PA&E approximately 20,000 square feet of a newly constructed office building situated in Bothell, Washington, which serves as the Company's corporate headquarters and primary office facility. The Company believes that the terms and conditions of the lease, and sub-lease, are at prevailing market rates and terms in the suburban Seattle area in which the building is located. The Company has been unable to meet the agreed upon payment terms of the lease with PA&E since July 1998.

Certain officers and / or directors and shareholders of both the Company and PA&E have each personally guaranteed certain obligations of the Company or its subsidiaries.

PA&E has agreed to guarantee certain of the Company's debt instruments, including a loan from a bank in the amount of $1,215,765 and equipment under a capital lease with the sum of the original payments totaling approximately $373,421. During the three months ended

September 30, 1998 the bank agreed to advance the Company additional funds to meet required interest payments. As of September 30, 1998 the balance of the loan from a bank is $1,300,000.

In addition, the Company owes PA&E $950,000 under the terms of a loan executed at the time of the Company's debt restructuring. Under the terms of the agreement, PA&E has the option to require that the entire unpaid balance of principal and interest immediately become due and payable in the event of default. Although the Company is not current with its interest payments, there has been no formal notification that PA&E will exercise the default acceleration provisions of the agreement. (See Note 2 - "Formation of Company".)

During the year ended June 30, 1998 the Company paid $55,000 in consulting fees to a company whose president was simultaneously the President of Televar, Inc. The former Televar President resigned effective September 1997. In a subsequent complaint and cross-complaint, the former President and the Company each alleged certain matters. The matters were mediated in April 1998, with the Company paying the former Televar president $125,000 to settle the case.

The Company presently holds a $250,000 note receivable from a company in which an officer, director and shareholder of the Company along with another director and shareholder of the Company, are also officers, directors and shareholders. In addition, as of September 30, 1998 the Company has provided approximately $42,000 in unreimbursed administrative services to the company. As of June 30, 1998 the notes are not reflected as an asset on the Company's balance sheet.

As a result of the acquisition of Monitrx, the Company assumed certain notes payable, totaling about $500,000, to former shareholders of Monitrx, who are now officers or former officers of the Company. The notes require monthly payments of principal and interest over the next three years. In addition, the notes require the Company to pay 6% of all new common stock equity raised as additional principal payments on the notes, until such time as the notes are fully repaid. The Company is not presently current with the payments required under the terms of the notes.

The Company has made various advances, in the form of notes receivable, to certain officers and other key employees in connection with the relocation of former Monitrx employees to the Company's Bothell, Washington facility. The notes total about $150,000, are non-interest bearing and are to be repaid out of future earnings of the acquired operations. As of June 30, 1998 the notes are not reflected as an asset on the Company's balance sheet.


NOTE 5   DISCONTINUED OPERATIONS

In June 1998, the Company's Board of Directors adopted a plan to discontinue its Internet Service Operations Group. On September 28, 1998 the Company completed a transaction whereby it sold substantially all of the assets and most of the liabilities of these operations to Boss. In addition, Boss and the Company, in a separate agreement, dated September 10, 1998, agreed to the rescission of the Company's previously announced acquisition of Boss.

The two transactions involved the cash payment of $300,000 to the Company, the buyers assumption of certain Televar liabilities plus the return to the Company of 777,776 common shares and warrants to purchase 300,000 shares of the Company's common stock. These transactions resulted in a loss being recorded on the sale of $1,600,000, which was recognized during the year ended June 30, 1998. In addition, the transactions effectively ended the Company's involvement in the Internet service business and allows the company to concentrate on its home health care software applications products.

The Company has restated its prior financial statements to present the operating results of the Internet Service Group as discontinued operations. The components of net assets of the discontinued operations included in the accompanying consolidated balance sheet as of June 30, 1998 are as follows (effected assets and liabilities have been removed from the Company's balance sheet as of September 30, 1998):

                                              June 30, 1998
                                              -------------
Receivables - net                             $     212,227
Prepaid expenses                                     70,553
Property and equipment - net                      1,542,112
Other assets                                        642,366
Accounts payable                                   (751,168)
Accrued liabilities                                (188,107)
Deferred revenues                                  (385,625)
Long-term debt                                     (602,323)
                                              -------------
                                              $     540,035
                                              =============

Liabilities of the Internet Services Group retained by the Company as of June 30, 1998, and included in the amounts listed above, are $201,168 included in accounts payable, $15,326 included in accrued liabilities, $327,354 included in deferred revenues and $130,312 included in long-term debt.

Revenues from discontinued operations were $796,400 and $562,598 for the three-months ended September 30, 1998 and 1997, and $2,711,114 and $2,302,913 for the years ended June 30, 1998 and 1997, respectively.

Under generally accepted accounting principles, a provision for loss on discontinued operations has been included based upon management's best estimates of the amounts that are expected to be realized on the sale.

NOTE 6  COMMON STOCK

During the three months ended September 30, 1998, the Company issued 722,000 restricted shares of common stock in a private placement, exempt from registration under federal and state securities laws. The net proceeds to the Company were approximately $1.0 million (or approximately $1.40 per share). See "Part II - Item 5 - "Changes in Securities").

On September 28, 1998 issued and outstanding warrants to acquire 496,000 shares of the Company's common stock, at $1.85 per share expired unexercised. The warrants had been issued in connection with a common stock financing in the prior fiscal year and would have provided the Company gross proceeds of approximately $917,600. With the rescission of the Company's acquisition of Boss, 300,000 warrants to acquire shares of the Company's common stock at $2.04 per share were cancelled.

The Company now has 1,927,850 issued and outstanding warrants to purchase additional shares of common stock that expire in March 1999 and September 2001 at prices ranging from $.84 to $1.85, respectively. In addition, as of September 30, 1998, the Company has outstanding options to purchase 1,050,000 shares of the Company's common stock at $2.00 per share, of which 262,500 had vested and are currently exercisable.

The Company is continuing discussions to secure additional equity financing. Notwithstanding the completion of the offering described above, the Company requires additional debt or equity financing to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.


NOTE 7  RISKS AND UNCERTAINTITIES

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

As discussed in "Note 3 -- Going Concern Matters", above, the Company's ability to secure adequate sources of capital will impact its prospects for growth and to continue as a going concern.

In light of these factors, it is reasonably possible that failure to successfully manage software development, failure to successfully introduce products to market, uncontrollable failures of internal computer systems at potential customer sites, the Company's failure to adopt to a rapidly changing business environment, or the Company's failure to successfully secure additional sources of financing, could have severe near-term impacts on the Company's prospects for growth and its ability to continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10 - QSB for the quarter ended September 30, 1998, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1998. The Company's actual results may differ materially from the results projected in the forward-looking statements.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

Revenues for the three months ended September 30, 1998 was $99,300. Revenue from software accounts for approximately 65% of total revenue and the remaining 35% is attributed to hardware sales for the three months ended September 30, 1998. There was no revenue from continuing operations for the three months ended September 30, 1997.

Cost of sales for the three month period ended September 30, 1998 was $22,800. This represents the cost of hardware sold. There was no cost of sales from continuing operations for the three months ended September 30, 1998.

Research and development expenses were approximately $397,700, compared to $0 for the three month period ended September 30, 1997. The 1998 expenses consisted primarily of personnel and overhead costs incurred in conjunction with research and further development of the CuraSys software. Sales and marketing expenses were approximately $355,000, compared to $0 for the three month period ended September 30, 1997. These expenses consisted primarily of personnel, travel, marketing, advertising and overhead costs associated with the sales and marketing of the CuraSys product. Professional services expenses were approximately $291,100, compared to $0 for the three month period ended September 30, 1997. These expenses consist primarily of personnel, training and overhead expenses. These expenses were incurred to provide technical support for existing contracts and training in anticipation of future growth. Customer service expenses of approximately $158,600 consisted primarily of personnel costs, compared to $0 for the three month period ended September 30, 1997.
These expenses were incurred to provide customer service for existing contracts and develop the organization to accommodate projected growth. General and administrative expenses for the three months ended September 30, 1998 were $822,900 compared to $86,800 for the three months ended September 30, 1997. General and administrative expenses consisted primarily of personnel, goodwill amortization, depreciation, facilities costs, professional and other administrative expenses. General and administrative expenses for the three months ended September 30, 1998 were significantly higher than they were during the same period for the prior year because the prior year did not include expenses of acquired subsidiaries which were not part of the Company's operations in 1997. Additionally, there was significantly lower corporate activity in 1997.

Interest expense for the three months ended September 30, 1998 was $65,200 compared to $33,070 for the same period in 1997. The increase in interest expense is due to the increased level of borrowings during the quarter in 1998 and the increase in debt during the last three quarters of 1997. See " - Liquidity". Management's current objective is to secure additional equity funding to finance operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels or to cut back its operations. See " - Liquidity."


LIQUIDITY

At September 30, 1998, the Company's total current assets were $433,509 and its total current liabilities were $3,634,008 for net working capital deficit of $3,200,499.

Historically, the Company met some of its cash requirements through a combination of cash flow from operations, issuance of common stock and borrowings from PA&E. However, with the sale of its 100% owned subsidiary, Televar, Inc., the Company did not record enough revenues from its ongoing operations to sustain its current level of operations without additional financing. It is anticipated that the Company will continue to require additional financing. See the notes to financial statements accompanying this report.

The Company has a $1,300,000 loan with a commercial lender that was established in July 1997. Repayment of all advances to the Company pursuant to the loan is guaranteed by PA&E for an eighteen-month period commencing April 27, 1998.

On August 28, 1998, the Company signed a secured promissory note and borrowed $500,000 from a third party. The note bears an interest rate of 18% and is due on December 31, 1998. The note contains provisions allowing the Company to extend the due date until February 1, 1999.

During the three months ended September 30, 1998, the Company issued 722,000 restricted shares of common stock in a private placement, exempt from registration under federal and state securities laws. The net proceeds to the Company were approximately $1.0 million (or approximately $1.40 per share). (See "Part II - Item 2 - "Changes in Securities").

The Company is continuing discussions to secure additional equity financing. Notwithstanding the completion of the offering described above, the Company requires additional debt or equity financing to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.

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


CAPITAL EXPENDITURES

The Company has no current plans for material capital expenditures. Additions and replacements of furniture, fixtures and equipment will be generally funded through working capital, capital leases, loans from financing institutions, or other sources of equity funds. Borrowings to acquire capital equipment will generally be secured by the equipment being acquired.

PART II.  OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

During the three months ended September 30, 1998, the Company issued 722,000 restricted shares of common stock in a private placement to certain accredited investors and sophisticated purchasers. The net proceeds to the Company were approximately $1.0 million (or approximately $1.40 per share). The offer and sale of such shares was made without registration in reliance upon Regulation S, promulgated under the Securities Act of 1933, as amended, . Pursuant to a resolution adopted by the Company's board of directors on October 30, 1998, the Company issued 144,400 shares of common stock to the investors in this offering, without additional cash consideration.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

On September 22, 1998, the Company received a notice of default from PA&E, one of the Company"s largest shareholders, with respect to the PA&E Note. (See Note 2 to the Financial Statements contained in Part I - Item 1.) As of November 10, 1998, the Company was three months past due on the interest payments due on the PA&E Note, in the aggregate amount of approximately $19,000.00. In addition, on September 22, 1998, the Company received a notice of default on its lease payments to PA&E, in the aggregate amount of approximately $91,345.00. The Company is currently in discussions with PA&E with respect to each of these defaults. (See Note 4 to the Financial Statements contained in Part I - Item 1.)

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

     See Exhibit Table on page 20.

(b) Reports on Form 8-K. During the quarter ended September 30, 1998, the Company filed the following current reports on Form 8-K:

     None.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13/th/ day                ORCA TECHNOLOGIES, INC.
of November, 1998


                                     /s/ Roger Vallo
                                     -------------------------------------------
                                     Roger P. Vallo, Chairman and President
                                     (Principal Financial and Accounting Officer
                                     and Duly Authorized Officer)

                                    EXHIBITS

Page      Exhibit Number    Exhibit Name
----      --------------    ------------

              27.1          Financial Data Schedule