Form 10QSB
period 1998-12-31
ORCA TECHNOLOGIES INC
filed 1999-02-12
CIK 1004932

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Quarterly period Ended: DECEMBER 31 , 1998.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from __________ to __________.

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

As of February 2, 1999, approximately 13,588,157 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [_]    No  [X]

                            ORCA TECHNOLOGIES, INC.
                                  FORM 10-QSB

                For the Quarterly Period Ended December 31, 1998

Index                                                                            Page

PART  I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations
           Three and Six Months Ended December 31, 1998 and 1997                   3

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended December 31, 1998 and 1997                           4

           Condensed Consolidated Balance Sheets
           December 31, 1998 and June 30, 1998                                     5

           Condensed Consolidated Statement of Shareholders' Equity (Deficit)
           Six Months Ended December 31, 1998                                      6

           Notes to Condensed Consolidated Financial Statements                    7

      Item 2.  Management's Discussion and Analysis or Plan of Operation          14


PART II.  OTHER INFORMATION

      Item 2.  Changes in Securities                                              18

      Item 3.  Defaults Upon Senior Securities                                    18

      Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                        19

                   ORCA Technologies, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
             For the Three and Six Month Periods Ended December 31
                                  (Unaudited)

                                                             Three months ended                          Six months ended
                                                                December 31,                                December 31,
                                                      ---------------------------------         ----------------------------------
                                                           1998                1997                   1998               1997
                                                      -------------       -------------         --------------       -------------
Revenues                                              $     126,815       $           -         $      226,089       $           -
Costs and Expenses
      Cost of revenue                                        88,591                   -                111,411                   -
      Research and development                              273,101                   -                670,784                   -
      Sales and marketing                                   196,037                   -                550,582                   -
      Professional services                                 236,036                   -                527,127                   -
      Customer services                                     163,742                   -                322,353                   -
      General and administrative                            519,734             161,309              1,342,681             248,157
                                                      -------------       -------------         --------------       -------------
            Total operating costs and expenses            1,477,241             161,309              3,524,938             248,157
                                                      -------------       -------------         --------------       -------------

Operating loss                                           (1,350,426)           (161,309)            (3,298,849)           (248,157)

Interest Income                                                 369                   -                  2,730                   -
Interest Expense                                            (92,820)            (51,789)              (158,017)            (84,859)
                                                      -------------       -------------         --------------       -------------

                                                      -------------       -------------         --------------       -------------
Net Loss                                              $  (1,442,877)      $    (213,098)        $   (3,454,136)      $    (333,016)
                                                      =============       =============         ==============       =============

Basic Loss per Share                                  $       (0.11)      $       (0.06)        $        (0.27)      $       (0.09)

Weighted average number of shares
outstanding                                              12,976,222           3,803,335             12,750,752           3,803,335
                                                      =============       =============         ==============       =============


The accompanying notes are an integral part of these condensed consilidated statements.

                   ORCA Technologies, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flow
             For the Three and Six Month Periods Ended December 31
                                  (Unaudited)

                                                                    Three months ended                     Six months ended
                                                                        December 31,                          December 31,
                                                             ------------------------------       --------------------------------
                                                                  1998              1997                1998              1997
                                                             ------------      ------------       --------------    --------------
OPERATING ACTIVITIES
  Net loss                                                   $ (1,442,877)     $   (213,098)      $   (3,454,136)   $     (333,016)
  Adjustments to reconcile net loss to cash used:
    Depreciation and amortization                                 250,252                 -              531,273                 -
    Change in operating assets and liabilities, net
    of effects of business acquired and disposed:
      Inventories                                                   9,607                 -              (25,942)                -
      Accounts payable                                            393,646           201,375              593,149           214,273
      Other current assets                                        154,266             8,828              114,309                 -
      Other current liabilities                                  (490,982)           86,893             (781,855)           96,600
                                                             ------------      ------------       --------------    --------------
  Net Cash Used By Operating Activities                        (1,126,088)           83,998           (3,023,202)          (22,143)
                                                             ------------      ------------       --------------    --------------

INVESTING ACTIVITIES
  Purchases of property & equipment                               (13,658)         (274,615)             (99,143)         (277,312)
  Changes in notes receivable                                           -        (1,353,459)                   -        (1,563,459)
  Proceeds from sale of subsidiary                                      -                 -              300,000                 -
  Other investing activities                                            -            (4,931)              14,000            (4,931)
                                                             ------------      ------------       --------------    --------------
  Net Cash Provided (Used) By Investing Activities                (13,658)       (1,633,005)             214,857        (1,845,702)
                                                             ------------      ------------       --------------    --------------

FINANCING ACTIVITIES
  Payments on long-term debt                                      (20,131)                -             (109,104)                -
  Borrowings on short-term debt                                   200,000                 -              784,235                 -
  Borrowings from related parties                                 130,000           852,800              130,000         1,177,800
  Issuance of common stock and warrants                           533,776         1,366,845            1,538,039         1,366,845
                                                             ------------      ------------       --------------    --------------
  Net Cash Provided By Financing Activities                       843,645         2,219,645            2,343,170         2,544,645
                                                             ------------      ------------       --------------    --------------

NET CASH PROVIDED (USED)                                         (296,101)          670,638             (465,175)          676,800

Cash & cash equivalents, Beginning of Period                      303,680            19,194              472,754            13,032
                                                             ------------      ------------       --------------    --------------
CASH & CASH EQUIVALENTS, End of Period                       $      7,579      $    689,832       $        7,579    $      689,832
                                                             ============      ============       ==============    ==============


The accompanying notes are an integral part of these condensed consilidated statements.

                   ORCA Technologies, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                                       December 31,                   June 30,
                                                                           1998                         1998
                                                                 ---------------------          -------------------
ASSETS
------
  CURRENT ASSETS
    Cash and cash equivalents                                    $               7,579          $           472,754
    Receivables                                                                 49,969                      217,227
    Inventories                                                                 62,670                       36,728
    Prepaid expenses and other                                                  56,860                       83,146
                                                                 ---------------------          -------------------
      Total current assets                                                     177,078                      809,855

  LONG-TERM RECEIVABLES                                                          8,352                       45,146
  PROPERTY AND EQUIPMENT, net                                                  798,350                    2,366,185
  OTHER ASSETS                                                               3,170,627                    4,453,704
                                                                 ---------------------          -------------------
                                                                 $           4,154,407          $         7,674,890
                                                                 =====================          ===================

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                              $           2,847,943          $         2,001,454
  Accounts payable                                                           1,064,310                    1,222,329
  Accrued liabilities                                                          400,831                      557,086
  Accrued loss for discontinued operations                                     136,293                    1,035,625
                                                                 ---------------------          -------------------
      Total current liabilities                                              4,449,377                    4,816,494


LONG -TERM DEBT                                                                768,173                    1,289,890
COMMITMENTS AND CONTINGENCIES                                                        -                            -
SHAREHOLDERS' EQUITY (DEFICIT)                                              (1,063,143)                   1,568,506
                                                                 ---------------------          -------------------
                                                                 $           4,154,407          $         7,674,890
                                                                 =====================          ===================

The accompanying notes are an integral part of these condensed consilidated statements.

                   Orca Technologies, Inc. and Subsidiaries
      Condensed Consolidated Statement of Shareholders' Equity (Deficit)
                         Six Months Ended December 31
                                  (Unaudited)

                                               Common              Paid -in               Accumulated
                                                Stock               Capital                 Deficit             Total
                                             ----------        ----------------         --------------     --------------
BALANCE, JUNE 30, 1998                       $   12,834        $     12,283,379         $  (10,727,707)    $    1,568,506
    Net Loss                                                                                (3,454,136)        (3,454,136)
    Sale of discontinued operations                (778)               (714,776)                                 (715,554)
    Sale of common stock                          1,192               1,536,849                                 1,538,041
                                             ----------        ----------------         --------------     --------------
BALANCE, December, 1998                      $   13,248        $     13,105,452         $  (14,181,843)    $   (1,063,143)
                                             ==========        ================         ==============     ==============

The accompanying notes are an integral part of these condensed consilidated statements.

Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes normally included in audited financial statements presented in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, consolidated results of operations, and consolidated statements of cash flow for the three and six-month periods ended December 31, 1998 have been included. All significant intercompany transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three and six-month periods ended December 31, 1998 is not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

In June of 1998, Orca Technologies, Inc. (the "Company") formally decided to dispose of its Internet Services Group. Prior to that date, the Company was engaged in the Internet service business. The accounts and activities of the Company's wholly-owned subsidiaries, Televar, Inc. ("Televar") and Boss Internet Group ("Boss"), have been presented in the accompanying financial statements as "discontinued operations."


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

On April 27, 1998, the Company consummated an agreement with PA&E to convert the $4,219,418 owed into shares of the Company's common stock at $2.00 per share (the "Restructuring Agreement"). In the Restructuring Agreement, the Company agreed to grant PA&E demand registration rights for those shares and, in the event of an underwritten public offering, piggy back registration rights, which will be effective the earlier of : (a) the closing of the Company 's third round of financing following the closing of the Restructuring Agreement, or (b) the first anniversary of the closing of the Restructuring Agreement. In addition, PA&E agreed to continue guaranteeing the Company's 's $1,215,765 bank loan for eighteen months from the date of the Restructuring Agreement and to guarantee the equipment lease for the life of the lease.

As an inducement to obtain PA&E's agreement to convert the Company's debt to equity, the Company also agreed to purchase a promissory note and all related interests of PA&E in a company, Brigadoon.com, Inc. ("Brigadoon"). This included PA&E's interest in a lawsuit filed by PA&E against Brigadoon to recover amounts Brigadoon owed PA&E, totaling approximately $1,600,000. The Company also joined in filing involuntary bankruptcy proceedings against Brigadoon in March 1998. Included in the rights acquired by the Company is a common stock purchase warrant that entitles the Company to purchase 12.5% of Brigadoon's fully diluted common stock. The purchase price of these rights and interests was $950,000 payable over five years under a promissory note, with interest at the rate of 8% per annum (the "PA&E Note"). Under the PA&E Note, the Company will pay only interest for the first year commencing March 1, 1998 and will make fully amortizing monthly payments of principal plus interest for the final four years of the note term.

Under the terms of the disposal of the Company's Internet Services Group (discussed in Note 5), the Company sold all of its rights and claims to Brigadoon assets. The Company retained the $950,000 note payable to PA&E and the $1,215,765 PA&E guaranteed note payable to a bank. As of December 31, 1998 the amount of the guaranteed note payable to a bank increased to $1,300,000 and the Company is not current with its interest payments to PA&E.

In February 1998, the Company acquired all of the assets and certain liabilities of MONITRx, Inc.("Monitrx"). The aggregate purchase price of $1,129,000 consisted of 1,200,000 shares of the Company's restricted common stock valued at approximately $1,104,000 and certain expenses totaling $25,000. In addition, the Company assumed about $3,044,286 in liabilities. Costs in excess of net book value of $3,700,000 were recorded as a result of this transaction. Monitrx develops and markets advanced proprietary and patented network-based software applications for the home health care industry.

In connection with the Monitrx acquisition, the purchase agreement requires the Company to make cash payments to the former shareholders and / or employees of Monitrx on a declining scale over a five-year period commencing July 1, 1998, if annual net operating profits, as defined in the purchase agreement, exceed at least $1,200,000.

Also in February 1998, the Company acquired all of the assets and certain liabilities of Digital Network Associates, Inc. ("DNA") for an aggregate purchase price of $107,000, which consisted of 111,000 shares of the Company's restricted common stock valued at $102,120 and certain expenses totaling $5,000. In addition, the Company assumed about $162,736 in liabilities. Costs in excess of the net book value of $240,000 were recorded as a result of this transaction. The unamortized portion of costs in excess of book value was written-off in fiscal 1999. DNA has developed a proprietary computer networking technology that empowers authorized field-based health care personnel without computer skills to access and update data on network databases by means of a regular touch-tone telephone pad.

In June 1998, the Company acquired the stock of Boss . The aggregate purchase price of $731,000 consisted of 777,776 shares of the Company's restricted common stock, warrants to purchase 300,000 shares of the Company's common stock exercisable over the next 18 months, and certain expenses totaling $15,000. Costs in excess of the net book value of $484,000 were recorded as a result of this transaction. The Boss acquisition was subsequently rescinded in September 1998. (See Note 5 - "Discontinued Operations.")

The business acquisitions described above have been accounted for using the purchase method, and accordingly, the operating results of the acquired entities have been included in the Company's consolidated financial statements from the date of acquisition. The assets acquired and liabilities assumed have been recorded at an estimate of their fair values, with the difference being reflected as cost in excess of book value, or goodwill. The related goodwill is being amortized into operations over five years.


NOTE 3   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 1998 and 1997, the Company incurred net losses of approximately $7,333,738 and $2,787,328, respectively. In addition, the Company incurred a loss of $3,454,136 for the six-months ended December 31, 1998. At December 31, 1998 the Company has a net working capital deficit of about $4,272,299, a cash balance of $7,579 and a shareholders' deficit of $1,063,143. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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


NOTE 4   RELATED PARTY TRANSACTIONS

An officer and director of the Company and a director of the Company were, until January 1998, directors of PA&E. Both are also shareholders of PA&E. In addition, PA&E's Chief Executive Officer and President (CEO), as well as its Chief Financial Officer (CFO) and certain members of the CFO's family are, or were, shareholders of the Company. Until June 1997, PA&E's CEO and CFO were directors of the Company. A shareholder of the Company, who currently owns about 2.6% of the Company's stock is a director and shareholder of PA&E. As of December 31, 1998, PA&E is the beneficial owner of approximately 17.3% of the Company's outstanding common stock.

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

PA&E has agreed to guarantee certain of the Company's debt instruments, including a loan from a bank in the amount of $1,215,765 and equipment under a capital lease with the sum of the original payments totaling approximately $373,421. In September 1998 the bank agreed to advance the Company additional funds to meet required interest payments. As of December 31, 1998 the balance of the loan from a bank is $1,300,000. The loan was due January 15, 1999 and the Company is currently in default on the loan.

In addition, the Company owes PA&E $950,000 under the terms of the PA&E Note issued in connection with the execution of the Restructuring Agreement. Under the terms of the Restructuring Agreement, PA&E has the option to require that the entire unpaid balance of principal and interest immediately become due and payable in the event of default. Although the Company is not current with its interest payments, there has been no formal notification that PA&E will exercise the default acceleration provisions of the agreement. (See Note 2 - "Formation of Company".)

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

The Company presently holds a $250,000 note receivable from a company in which an officer, director and shareholder of the Company along with another director and shareholder of the Company, are also officers, directors and shareholders. In addition, as of December 31, 1998 the Company has provided approximately $42,000 in unreimbursed administrative services to the company. As of June 30, 1998 the notes are not reflected as an asset on the Company's balance sheet.

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


NOTE 5   DISCONTINUED OPERATIONS

In June 1998, the Company's Board of Directors adopted a plan to discontinue its Internet Services Group. On September 28, 1998 the Company completed a transaction whereby it sold substantially all of the assets and most of the liabilities of these operations to Boss. In addition, Boss and the Company, in a separate agreement, dated September 10, 1998, agreed to the rescission of the Company's previously announced acquisition of Boss.

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

                                    June 30, 1998
Receivables - net                     $   212,227
Prepaid expenses                           70,553
Property and equipment - net            1,542,112
Other assets                              642,366
Accounts payable                         (751,168)
Accrued liabilities                      (188,107)
Deferred revenues                        (385,625)
Long-term debt                           (602,323)
                                      -----------
                                      $   540,035
                                      ===========

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


NOTE 6  COMMON STOCK

During the six months ended December 31, 1998, the Company issued 1,218,000 restricted shares of common stock in a private placement, exempt from registration under federal and state securities laws. The net proceeds to the Company were approximately $1,538,000 (or approximately $1.26 per share). See "Part II - Item 5 - "Changes in Securities").

The warrants had been issued in connection with a common stock financing in the prior fiscal year and would have provided the Company gross proceeds of approximately $917,600. With the rescission of the Company's acquisition of Boss, 300,000 warrants to acquire shares of the Company's common stock at $2.04 per share were cancelled.

The Company now has 1,962,850 issued and outstanding warrants to purchase additional shares of common stock that expire in March 1999 and November 2003 at prices ranging from $1.00 to $1.85, respectively. In addition, as of December 31, 1998, the Company has outstanding options to purchase 2,630,000 shares of the Company's common stock at prices ranging from $1.00 to $2.00 per share, of which 926,250 have vested and are currently exercisable, and 1,247,500 of which were granted to employees of the Company on December 23, 1998 which grant is conditioned upon shareholder approval of revisions to the Company's stock option plan at the next annual shareholders' meeting.

The Company is continuing discussions to secure additional equity financing. Notwithstanding the completion of the offering described above, the Company requires additional debt or equity financing to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.


NOTE 7  RISKS AND UNCERTAINTIES

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

The Company's products have been developed with full recognition of the pending new millennium, however, acceptance of the Company's products by potential customers may be impacted by adverse Year 2000 problems.

Additionally, the health care industry in general, as well as the home health care segment, is undergoing significant and rapid changes.

As discussed in Note 3 - "Going Concern Matters", above, the Company's ability to secure adequate sources of capital will impact its prospects for growth and to continue as a going concern.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10 - QSB for the quarter ended December 31, 1998, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projection of revenues, income, or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of the Company as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements are inherently subject to risks and uncertainties as further described herein and in the "Considerations Related to the Company's Business" section of the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1998. The Company's actual results may differ materially from the results projected in the forward-looking statements.


RESULTS OF OPERATIONS

Three month periods ended December 31, 1998 and 1997

Revenues for the three months ended December 31, 1998 were approximately $126,800. Revenue from software accounts for approximately 22% of total revenue, 65% of total revenue is attributed to hardware sales and consulting services generated 13% of total revenue. There was no revenue from continuing operations for the three months ended December 31, 1997.

Cost of revenue for the three-month period ended December 31, 1998 was $88,600. The cost of hardware sold accounts for 71% of the cost of revenue. The cost and expenses attributed to software and consulting services represent 15% and 8%, respectively, of total cost revenue. There was no cost of revenue from continuing operations for the three months ended December 31, 1997.

Research and development expenses were approximately $273,100, compared to $0 for the three-month period ended December 31, 1997. The fiscal 1999 expenses consisted primarily of personnel and overhead costs incurred in conjunction with research and further development of the CuraSys software. Sales and marketing expenses were approximately $355,000, compared to $0 for the three month period ended September 30, 1997. These expenses consisted primarily of personnel, travel, marketing, advertising and overhead costs associated with the sales and marketing of the CuraSys product. Professional services expenses were approximately $236,000, compared to $0 for the three-month period ended December 31, 1997. These expenses consist primarily of personnel, training and overhead expenses. These expenses were incurred to provide technical support for existing contracts and training in anticipation of future growth. Customer service expenses of approximately $163,700 consisted primarily of personnel costs, compared to $0 for the three month period ended December 31, 1997. These expenses were incurred to provide customer service for existing contracts and develop the organization to accommodate projected growth. General and administrative expenses for the three months ended December 31, 1998 were $519,700 compared to $161,300 for the three months ended December 31, 1997. General and administrative expenses consisted primarily of personnel, goodwill amortization, depreciation, facilities costs, professional and other administrative expenses. General and administrative expenses for the three months ended December 31, 1998 were significantly higher than they were during the same period for the prior year because the prior year did not include expenses of acquired subsidiaries which were not part of the Company's operations in 1997. Additionally, there was significantly lower corporate activity in 1997.

Interest expense for the three months ended December 31, 1998 was $92,820 compared to $51,800 for the same period in 1997. The increase in interest expense is due to the increased level of borrowings during the quarter in 1998 and the increase in debt during the last three quarters of 1997. See " - Liquidity". Management's current objective is to secure additional equity funding to finance operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels or to cut back its operations. See " - Liquidity."


Six month periods ended December 31, 1998 and 1997

Revenues for the six months ended December 31, 1998 were approximately $226,100. Revenue from software accounts for approximately 41% of total revenue, 52% of total revenue is attributed to hardware sales and consulting services generated 7% of total revenue. There was no revenue from continuing operations for the three months ended December 31, 1997.

Cost of revenue for the six-month period ended December 31, 1998 was $111,400. The cost of hardware sold accounts for 81% of the cost of revenue. The cost and expenses attributed to software and consulting services represent 12% and 7%, respectively, of total cost revenue. There was no cost of revenue from continuing operations for the three months ended December 31, 1997.

Research and development expenses were approximately $670,100, compared to $0 for the six-month period ended December 31, 1997. The fiscal 1999 expenses consisted primarily of personnel and overhead costs incurred in conjunction with research and further development of the CuraSys software. Sales and marketing expenses were approximately $550,600, compared to $0 for the six-month period ended December 31, 1997. These expenses consisted primarily of personnel, travel, marketing, advertising and overhead costs associated with the sales and marketing of the CuraSys product. Professional services expenses were approximately $527,100 compared to $0 for the six-month period ended December 31, 1997. These expenses consist primarily of personnel, training and overhead expenses. These expenses were incurred to provide technical support for existing contracts and training in anticipation of future growth. Customer service expenses of approximately $163,700 consisted primarily of personnel costs, compared to $0 for the six-month period ended December 31, 1997. These expenses were incurred to provide customer service for existing contracts and develop the organization to accommodate projected growth. General and administrative expenses for the six months ended December 31, 1998 were $1,342,700 compared to $248,200 for the six months ended December 31, 1997. General and administrative expenses consisted primarily of personnel, goodwill amortization, depreciation, facilities costs, professional and other administrative expenses. General and administrative expenses for the six months ended December 31, 1998 were significantly higher than they were during the same period for the prior year because the prior year did not include expenses of acquired subsidiaries which were not part of the Company's operations in 1997. Additionally, there was significantly lower corporate activity in 1997.

Interest expense for the six months ended December 31, 1998 was approximately $158,000 compared to $84,900 for the same period in 1997. The increase in interest expense is due to the increased level of borrowings during the quarter in 1998 and the increase in debt during the last three quarters of 1997. See
" - Liquidity". Management's current objective is to secure additional equity funding to finance operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels or to cut back its operations. See " - Liquidity."


LIQUIDITY

At December 31, 1998, the Company's total current assets were $177,708 and its total current liabilities were $4,449,377. The net working capital deficit was $4,272,299.

Historically, the Company met some of its cash requirements through a combination of cash flow from operations, issuance of common stock and borrowings from PA&E. However, with the sale of its 100% owned subsidiary, Televar, the Company did not record enough revenues from its ongoing operations to sustain its current level of operations without additional financing. It is anticipated that the Company will continue to require additional financing. (See the notes to financial statements accompanying this report.)

The Company has a $1,300,000 loan with a commercial lender that was established in July 1997. The loan was due January 15, 1999 and the Company is in default on that loan. Repayment of all advances to the Company pursuant to the loan is guaranteed by PA&E for an eighteen-month period commencing April 27, 1998.

On November 27, 1998, the Company signed a secured promissory note and borrowed $700,000 from a third party. The note bears an interest rate of 18% and is due on March 31, 1999. The note contains provisions allowing the Company to extend the due date until June 30, 1999.

During the six months ended December 31, 1998, the Company issued 1,218,000 restricted shares of common stock in a private placement, exempt from registration under federal and state securities laws. The net proceeds to the Company were approximately $1,538,000 (or approximately $1.26 per share). (See "Part II - Item 2 - "Changes in Securities").

The Company is continuing discussions to secure additional equity financing. Notwithstanding the completion of the offering described above, the Company requires additional debt or equity financing to continue operations. There can be no assurance that the Company will be successful in its efforts to attract additional financing.

The proceeds from borrowings, together with cash from operations, are insufficient to fund budgeted operations for the near term. The Company will require additional financing in order to fund its operating plan and budget and is in discussions with several potential equity financing sources. There is no assurance, however, that these discussions will result in additional funding on terms that are favorable to the Company or that additional financing will be available to the Company from other sources. If the Company is unable to raise additional capital, the Company's ability to continue operations may be adversely affected.

ACQUISITIONS

In January 1999, the Company acquired two computer software programs from Millennium Software Inc., a Washington corporation ("Millennium"). In consideration for the purchase, the Company agreed to pay $150,000 cash in various installments with the final payment due March 1, 1999. The Company also agreed to pay the 35,000 shares of the Company's common stock to Millennium contingent upon the completion of a milestone event by April 1, 1999.


CAPITAL EXPENDITURES

The Company has no current plans for material capital expenditures. Additions and replacements of furniture, fixtures and equipment will be generally funded through working capital, capital leases, loans from financing institutions, or other sources of equity funds. Borrowings to acquire capital equipment will generally be secured by the equipment being acquired.

Part II.  Other Information


Item 2.    Changes in Securities.

During the three-month period ended December 31, 1998, the Company issued 446,000 restricted shares of common stock in a private placement to certain accredited investors and sophisticated purchasers. The net proceeds to the Company were approximately $526,900 (or approximately $1.18 per share). The offer and sale of such shares was made without registration in reliance upon Regulation D and Regulation S, promulgated under the Securities Act of 1933, as amended. Pursuant to a resolution adopted by the Company's board of directors on October 30, 1998, the Company issued 144,400 shares of common stock to the investors in this offering, without additional cash consideration.


Item 3    Defaults Upon Senior Securities

On September 22, 1998, the Company received a notice of default from PA&E, the company's largest shareholders, with respect to the PA&E Note. (See Note 2 to the Financial Statements contained in Part I - Item 1.) As of January 31, 1999, the Company was six months past due on the interest payments due on the PA&E Note, in the aggregate amount of approximately $38,000. In addition, on September 22, 1998, the Company received a notice of default on its lease payments to PA&E, in the aggregate amount of approximately $91,345. As of January 31, 1999, the default amount on lease payments was approximately $195,300. The Company is continuing discussions with PA&E with respect to each of these defaults. (See Note 4 to the Financial Statements contained in Part I
- Item 1.)

As of January 15, 1999, the Company is in default on a $1,300,000 loan from a
commercial lender.   The Company is also past due on interest payments with
respect to that loan for approximately $45,800. The loan is guaranteed by PA&E. As of February 3, 1999, the Company has not received a formal notice of default or demand for payment from the bank. The Company is currently discussing the status of the loan and the default with the bank. (See Note 4 to the Financial Statements contained in Part I - Item 1.)

Item 6    Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

     See Exhibit Table on page 20.

(b) Reports on Form 8-K. During the quarter ended December 31, 1998, the Company filed the following current reports on Form 8-K:

     1.  December 2, 1998 to report sale of common stock
     2.  December 16, 1998 to report sale of common stock

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day           ORCA TECHNOLOGIES, INC.
of February, 1999

                              /s/ Roger P. Vallo
                              --------------------------------------------
                              Roger P. Vallo, Chairman and President
                              (Principal Financial and Accounting Officer
                              and Duly Authorized Officer)

                                    EXHIBITS

Exhibit Number              Exhibit Name
--------------              ------------

 4.1              Common Stock Purchase Warrant, dated November 27, 1998, issued to UTCO
                  Associates, Ltd. by Orca Technologies, Inc.
10.1              Promissory Note from Orca Technologies, Inc. to Norman Plummer, dated
                  October 29, 1998
10.2              Promissory Note from Orca Technologies, Inc. to Roger P, Vallo, dated
                  November 3, 1998
10.3              Promissory Note from Orca Technologies, Inc. to Roger P. Vallo, dated
                  November 9, 1998
10.4              Replacement promissory note from Orca Technologies, Inc., Televar, Inc.,
                  MONITRx, Inc. and Digital Network Associates, Inc. to UTCO Associates,
                  Ltd., dated November 27, 1998
10.5              Asset Purchase Agreement effective as of September 28, 1998, by and among
                  Tel-Sub Corp., Televar Acquisition Corp., Televar, Inc., and Orca
                  Technologies, Inc.
10.6              Amendment Agreement made as of January 13, 1999, by and among Televar
                  Acquisition Corp., BOSS Internet Group, Inc., Televar, Inc. and Orca
                  Technologies, Inc.
10.7              Asset Purchase and Development Agreement between Orca Technologies, Inc.
                  and Kent Marsh and Millennium Software, Inc., dated November 15, 1998
10.8              Employment Agreement between Orca Technologies, Inc. and Kent Marsh, dated
                  November 15, 1998
27.1              Financial Data Schedule