Form 10QSB
period 1999-03-31
ORCA TECHNOLOGIES INC
filed 1999-05-11
CIK 1004932

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                 FORM 10 - QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the Quarterly period Ended: March 31, 1999.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _______________ to ______________.


                       Commission File Number:   0-27390


                            ORCA TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


           Utah                                    87-0368236
        (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)          Identification No.)


         24000  35th Avenue Southeast - Suite 200, Bothell, WA  98021
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

As of May 3, 1999, approximately 16,072,657 shares of the Company's Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [  ]    No  [X]

                            ORCA TECHNOLOGIES, INC.
                                  FORM 10-QSB

                 For the Quarterly Period Ended March 31, 1999


Index                                                                                  Page

PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations
              Three and Nine Months Ended March 31, 1999 and 1998                        3

              Condensed Consolidated Statements of Cash Flows
              Three and Nine Months Ended March 31, 1999 and 1998                        4

              Condensed Consolidated Balance Sheets
              March 31, 1999 and June 30, 1998                                           5

              Condensed Consolidated Statement of Shareholders' Equity (Deficit)
              Nine Months Ended March 31, 1999                                           6

              Notes to Condensed Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis or Plan of Operation                 15


PART  II. OTHER INFORMATION

     Item 2.  Changes in Securities                                                     18

     Item 3.  Defaults Upon Senior Securities                                           18

     Item 6.  Exhibits and Reports on Form 8-K                                          18


SIGNATURES                                                                              19

                   ORCA Technologies, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
              For the Three and Nine Month Periods Ended March 31
                                  (Unaudited)

                                                     Three months ended                         Nine months ended
                                                          March 31,                                  March 31,
                                            -----------------------------------        -----------------   -----------------
                                                   1999              1998                    1999               1998
                                            ------------------  ---------------        -----------------   -----------------
Revenues                                        $     101,946     $        -              $     328,035       $         -
Costs and Expenses
   Cost of revenue                                      3,981           11,713                  115,392                 -
   Research and development                           526,016          215,130                1,196,800             215,130
   Sales and marketing                                238,391           60,999                1,316,100             259,061
   Customer services                                   77,647          250,817                  400,000              52,755
   General and administrative                         751,816          470,962                2,094,497             730,742
                                            ------------------  ---------------        -----------------   -----------------
      Total operating costs and expenses            1,597,851        1,009,621                5,122,789           1,257,688
                                            ------------------  ---------------        -----------------   -----------------

Operating loss                                     (1,495,905)      (1,009,621)              (4,794,754)         (1,257,688)

Interest Income                                           -              6,850                    2,730              24,716
Interest Expense                                     (112,241)         (37,130)                (270,258)            (64,331)

                                            ------------------  ---------------        -----------------   -----------------
Loss from Continuing Operations                    (1,608,146)      (1,039,901)              (5,062,282)         (1,297,303)

Loss from Discontinued Operations                         -           (808,273)                    -             (1,762,620)
                                            ------------------  ---------------        -----------------   -----------------
   Net Loss                                     $  (1,608,146)    $ (1,848,174)           $  (5,062,282)      $  (3,059,923)
                                            ==================  ===============        =================    ================


Basic Loss per Share
Loss from Continuing Operations                 $       (0.12)    $      (0.17)           $       (0.39)      $       (0.28)
Loss from Discontinued Operations                         -              (0.13)                     -                 (0.38)
                                            ------------------  ---------------        -----------------   -----------------
   Net Loss per Share                           $       (0.12)    $      (0.30)           $       (0.39)      $       (0.66)
                                            ==================  ===============        =================    ================


Weighted average number of shares
outstanding                                        13,831,213        6,136,631               13,105,648           4,649,037
                                            ==================  ===============        =================    ================

             The accompanying notes are an integral part of these
                      condensed consolidated statements.

                   ORCA Technologies, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flow
              For the Three and Nine Month Periods Ended March 31
                                  (Unaudited)


                                                                 Three months ended                    Nine months ended
                                                                      March 31,                            March 31,
                                                            -----------------------------         ---------------------------
                                                                1999            1998                  1999          1998
                                                            -------------  --------------         -------------  --------------
OPERATING ACTIVITIES
  Net loss                                                  $ (1,608,146)   $ (1,848,174)         $ (5,062,282)   $ (3,059,923)
  Adjustments to reconcile net loss to cash used:
     Depreciation and amortization                               283,010         183,831               811,225      292,565.00
     Change in operating assets and liabilities, net
     of effects of business acquired and disposed:
         Inventories                                               1,164             -                 (24,778)            -
         Accounts payable                                         17,899         481,962               611,048         481,962
         Other current assets                                     42,121         515,716               156,430        (312,801)
         Other current liabilities                               147,386         201,547              (604,719)       (387,218)
                                                            -------------  --------------         -------------  --------------
  Net Cash Used By Operating Activities                       (1,116,566)       (465,118)           (4,113,076)     (2,985,415)
                                                            -------------  --------------         -------------  --------------

INVESTING ACTIVITIES
  Purchases of property & equipment                                  -          (269,079)              (96,085)       (637,626)
  Changes in notes receivable                                        -             1,824                   -           (61,827)
  Proceeds from sale of subsidiary                                   -               -                 300,000             -
  Pre-acquisition advances to acquired subsidiaries                  -          (480,626)                             (480,626)
  Decrease (Increase) in other assets                                -          (184,546)                                  -
  Other investing activities                                    (150,000)            -                (136,000)       (203,523)
                                                            -------------  --------------         -------------  --------------
  Net Cash Provided (Used) By Investing Activities              (150,000)       (932,427)               67,915      (1,383,602)
                                                            -------------  --------------         -------------  --------------

FINANCING ACTIVITIES
  Payments on long-term debt                                     (25,489)        (30,964)             (134,593)       (126,223)
  Borrowings on short-term debt                                  110,000             -                 894,235             -
  Borrowings on long-term debt                                       -             9,148                   -         1,186,948
  Borrowings from related parties                                  7,500                               137,500       1,200,000
  Issuance of common stock and warrants                        1,182,950       4,384,125             2,691,239       5,803,515
                                                            -------------  --------------         -------------  --------------
  Net Cash Provided By Financing Activities                    1,274,961       4,362,309             3,588,381       8,064,240
                                                            -------------  --------------         -------------  --------------

NET CASH PROVIDED (USED)                                           8,395       2,964,764              (456,780)      3,695,223

Cash & cash equivalents, Beginning of Period                       7,579         730,459               472,754             -
                                                            -------------  --------------         -------------  --------------
CASH & CASH EQUIVALENTS, End of Period                      $     15,974    $  3,695,223          $     15,974    $  3,695,223
                                                            =============  ==============         =============  ==============



                   ORCA Technologies, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                  March 31,        June 30,
                                                    1999             1998
                                                ------------     ------------
ASSETS
------
 CURRENT ASSETS
  Cash and cash equivalents                     $     15,974     $    472,754
  Receivables                                         30,035          217,227
  Inventories                                         61,506           36,728
  Prepaid expenses and other                          36,667           83,146
                                                ------------     ------------
   Total current assets                              144,182          809,855

 LONG-TERM RECEIVABLES                                 6,357           45,146
 PROPERTY AND EQUIPMENT, net                         734,688        2,366,185
 OTHER ASSETS                                      3,145,028        4,453,704
                                                ------------     ------------
                                                $  4,030,255     $  7,674,890
                                                ============     ============


LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt             $  2,941,763     $  2,001,454
  Accounts payable                                 1,082,209        1,222,329
  Accrued liabilities                                623,180          557,086
  Accrued loss for discontinued operations           131,266        1,035,625
                                                ------------     ------------
   Total current liabilities                    $  4,778,418        4,816,494


LONG -TERM DEBT                                      726,176        1,289,890
COMMITMENTS AND CONTINGENCIES                            -                -
SHAREHOLDERS' EQUITY (DEFICIT)                    (1,474,339)       1,568,506
                                                ------------     ------------
                                                $  4,030,255     $  7,674,890
                                                ============     ============

                   Orca Technologies, Inc. and Subsidiaries
      Condensed Consolidated Statement of Shareholders' Equity (Deficit)
                          Nine Months Ended March 31
                                  (Unaudited)

                                              Common        Paid -in          Accumulated
                                              Stock         Capital             Deficit           Total
                                             --------     ------------       -------------      ----------
BALANCE, JUNE 30, 1998                       $12,834       $12,283,379       $(10,727,707)     $ 1,568,506
  Net Loss                                                                     (5,062,282)      (5,062,282)
  Sale of discontinued operations               (778)         (714,776)                           (715,554)
  Sale of common stock                         2,492         2,732,499                           2,734,991
                                             -------       -----------       ------------      -----------
BALANCE, MARCH 31, 1999                      $14,548       $14,301,102       $(15,789,989)     $(1,474,339)
                                             =======       ===========       ============      ===========

Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE 1     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and in accordance with Item 310 of Regulation S-B. Accordingly, such unaudited financial statements do not include all of the information and footnotes normally included in audited financial statements presented in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position, consolidated results of operations, and consolidated statements of cash flow for the three and six-month periods ended March 31, 1999 have been included. All significant intercompany transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998, which have been provided in their entirety in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three and six-month periods ended March 31, 1999 is not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

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

Under the terms of the disposal of the Company's Internet Services Group (discussed in Note 5), the Company sold all of its rights and claims to Brigadoon assets. The Company retained the $950,000 note payable to PA&E and the $1,215,765 PA&E guaranteed note payable to a bank. As of March, 1998 the amount of the guaranteed note payable to a bank increased to $1,300,000 and the Company is not current with its interest payments to PA&E.

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

In June 1998, the Company acquired the stock of Boss . The aggregate purchase price of $731,000 consisted of 777,776 shares of the Company's restricted common stock, warrants to purchase 300,000 shares of the Company's common stock exercisable over the next 18 months, and certain expenses totaling $15,000. Costs in excess of the net book value of $484,000 were recorded as a result of this transaction. The Boss acquisition was subsequently rescinded in September 1998. (See Note 5 "Discontinued Operations.")

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


NOTE 3     GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended June 30, 1998 and 1997, the Company incurred net losses of approximately $7,333,738 and $2,787,328, respectively. In addition, the Company incurred a loss of $5,062,282 for the nine-months ended March 31, 1999. At March 31, 1999 the Company has a net working capital deficit of about $4,634,2236, a cash balance of $15,974 and a shareholders' deficit of $1,474,339. These factors, among others, may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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


NOTE 4    RELATED PARTY TRANSACTIONS

An officer and director of the Company and a director of the Company were, until January 1998, directors of PA&E. Both are also shareholders of PA&E. In addition, PA&E's Chief Executive Officer and President (CEO), as well as its Chief Financial Officer (CFO) and certain members of the CFO's family are, or were, shareholders of the Company. Until June 1997, PA&E's CEO and CFO were directors of the Company. A shareholder of the Company, who currently owns about 2.6% of the Company's stock is a director and shareholder of PA&E. As of March 31, 1999, PA&E is the beneficial owner of approximately 14.5% of the Company's outstanding common stock.

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

PA&E has agreed to guarantee certain of the Company's debt instruments, including a loan from a bank in the amount of $1,215,765 and equipment under a capital lease with the sum of the original payments totaling approximately $373,421. In September 1998 the bank agreed to advance the Company additional funds to meet required interest payments. As of December 31, 1998 the balance of the loan from a bank is $1,300,000. The loan was due April 30, 1999 and the Company is currently in default on the loan.

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

The Company presently holds a $250,000 note receivable from a company in which an officer, director and shareholder of the Company along with another director and shareholder of the Company, are also officers, directors and shareholders. In addition, as of March 31, 1999 the Company has provided approximately $42,000 in unreimbursed administrative services to the company. As of June 30, 1998 the notes are not reflected as an asset on the Company's balance sheet.

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



                                                June 30, 1998
                                                -------------
          Receivables - net                     $     212,227
          Prepaid expenses                             70,553
          Property and equipment - net              1,542,112
          Other assets                                642,366
          Accounts payable                           (751,168)
          Accrued liabilities                        (188,107)
          Deferred liabilities                       (385,625)
          Long-term debt                             (602,323)
                                                -------------
                                                $     540,035
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


NOTE 6    COMMON STOCK

During the nine months ended March 31, 1999, the Company issued 2,518,000 restricted shares of common stock in a private placement, exempt from registration under federal and state securities laws. The net proceeds to the Company were approximately $2,734,991 (or approximately $1.09 per share). See "Part II - Item 5 - "Changes in Securities").

The warrants had been issued in connection with a common stock financing in the prior fiscal year and would have provided the Company gross proceeds of approximately $917,600. With the rescission of the Company's acquisition of Boss, 300,000 warrants to acquire shares of the Company's common stock at $2.04 per share were cancelled.

The Company now has 355,000 issued and outstanding warrants to purchase additional shares of common stock that expire between March, 2002 and February, 2004 at prices ranging from $1.00 to $1.25, respectively. In addition, as of March 31, 1998, the Company has outstanding options to purchase 2,630,000 shares of the Company's common stock at prices ranging from $1.00 to $2.00 per share, of which 1,026,250 have vested and are currently exercisable, and 1,247,500 of which were granted to employees of the Company on December 23, 1998 ,which grant is conditioned upon shareholder approval of revisions to the Company's stock option plan at the next annual shareholders' meeting.

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

In light of these factors, it is reasonably possible that failure to successfully manage software development, failure to successfully introduce products to market, uncontrollable failures of internal computer systems at potential customer sites, the Company's failure to adapt to a rapidly changing business environment, or the Company's failure to successfully secure additional sources of financing, could have severe near-term impacts on the Company's prospects for growth and its ability to continue as a going concern.

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


RESULTS OF OPERATIONS

Three month periods ended March 31, 1999 and 1998

Revenues for the three months ended March 31, 1999 were approximately $101,900. Revenue from software accounts for approximately 79% of total revenue, 8 % of total revenue is attributed to maintenance revenue and consulting services generated 13% of total revenue. There was no revenue from continuing operations for the three months ended March 31, 1998.

Cost of revenue for the three-month period ended March 31, 1999 was $4,000. There was no cost of revenue from continuing operations for the three months ended March 31, 1999.

Research and development expenses were approximately $526,000 for the three months ended March 31, 1999 compared to $215,100 for the three-month period ended March 31, 1998. These expenses consisted primarily of personnel and overhead costs incurred in conjunction with research and further development of the CuraSys software. Research and development expenses were higher in the three month period ended March 31, 1999 compared to the same period in 1998 because Monitrx was acquired in the middle of the 1998 third quarter therefore,
1998 included expenses for only half of the third quarter.    Sales and
marketing expenses were approximately $238,400, compared to $61,000 for the three month period ended March 31, 1998. These expenses consisted primarily of personnel, travel, marketing, advertising and overhead costs associated with the sales and marketing of the CuraSys product. Sales and marketing expenses were higher in the three month period ended March, 31 1999 compared to the same period in 1998 because Monitrx was acquired in the middle of the 1998 third quarter therefore, 1998 included expenses for only half of the third quarter. Customer service expenses were approximately $77,600 for the three-month period ended March 31, 1999 compared to $250,800 for the three-month period ended March 31, 1998. The reduction in these expenses is due to an internal reorganization of resources resulting in less personnel costs and other related expenses charged to this expense category. These expenses were incurred to provide customer service for existing contracts and develop the organization to accommodate projected growth. General and administrative expenses for the three months ended March 31, 1999 were $751,800 compared to $470,900 for the three months ended March 31, 1998. General and administrative expenses consisted primarily of personnel, goodwill amortization, depreciation, facilities costs, professional and other administrative expenses. General and administrative expenses for the three months ended March 31, 1999 were significantly higher than they were during the same period for the prior year because Monitrx was acquired in the middle of the third quarter in 1998 therefore, 1998 included expenses for only half of the third quarter.

Interest expense for the three months ended March 31, 1999 was $112,200 compared to $37,100 for the same period in 1998. The increase in interest expense is due to the increased level of borrowings during 1998 and 1999. See " - Liquidity". Management's current objective is to secure additional equity funding to finance operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels or to cut back its operations. See " - Liquidity."


Nine- month periods ended March 31, 1999 and 1998

Revenues for the nine months ended March 31, 1999 were approximately $328,000. Revenue from software accounts for approximately 53% of total revenue, 36% of total revenue is attributed to hardware sales, 2% of total revenue is attributed to maintenance fees and consulting services generated 9% of total revenue.
There was no revenue from continuing operations for the nine months ended March 31, 1998.

Cost of revenue for the nine-month period ended March 31, 1999 was $115,400.
The cost of hardware sold accounts for 81% of the cost of revenue. The cost and expenses attributed to software and consulting services represent 9% and 10%, respectively, of total cost revenue. There was no cost of revenue from continuing operations for the nine months ended March 31, 1998.

Research and development expenses for the nine months ended March 31, 1999 were approximately $1,196,800 compared to $215,100 for the nine-month period ended March 31, 1998. The $981,700 increase is due to Monitrx being acquired in the
middle of the third quarter of 1998.   These expenses consisted primarily of
personnel and overhead costs incurred in conjunction with research and further development of the CuraSys software. Sales and marketing expenses for the nine months ended March 31, 1999 were approximately $1,316,100 compared to $259,000 for the nine-month period ended March 31, 1998. The $1,057,100 increase is due to Monitrx being acquired in middle of the third quarter of 1998. These expenses consisted primarily of personnel, travel, marketing, advertising and overhead costs associated with the sales and marketing of the CuraSys product expenses. Customer service expenses were approximately $400,000 for the nine months ended March 31, 1999 compared to $53,000 for the nine-month period ended March 31, 1998. The increase of $347,000 is due to Monitrx being acquired in the middle of the third quarter of 1998. These expenses were incurred to provide customer service for existing contracts and develop the organization to accommodate projected growth. General and administrative expenses for the nine months ended March 31, 1999 were $2,094,500 compared to $730,700 for the nine months ended March 31, 1998, an increase of $1,363,800. General and administrative expenses consisted primarily of personnel, goodwill amortization, depreciation, facilities costs, professional and other administrative expenses. General and administrative expenses for the nine months ended March 31, 1999 were significantly higher than they were during the same period for the prior year because the prior year did not include additional expenses of acquired subsidiaries which were not part of the Company's operations in 1998. Additionally, there was significantly lower corporate activity in the first half of 1998.

Interest expense for the nine months ended March 31, 1999 was approximately $270,300 compared to $64,300 for the same period in 1998. The increase in interest expense is due to the increased level of borrowings during the quarter in 1998 and the increase in debt during the last three quarters of 1997. See "
- Liquidity". Management's current objective is to secure additional equity funding to finance operating cash flow shortfalls. There can be no assurance, however, that the Company will be able to identify investors willing to purchase its securities at a price and on terms satisfactory to the Company, in which event the Company will be required to continue borrowings at current or increased levels or to cut back its operations. See " - Liquidity."


LIQUIDITY

At March 31, 1999, the Company's total current assets were $144,182 and its total current liabilities were $4,778,418. The net working capital deficit was $4,128,117.

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

The Company has a $1,300,000 loan with a commercial lender that was established in July 1997. The loan was due April 30, 1999 and the Company is in default on that loan. Repayment of all advances to the Company pursuant to the loan is guaranteed by PA&E for an eighteen-month period commencing April 27, 1998.

On November 27, 1998, the Company signed a secured promissory note and borrowed $700,000 from a third party. The note bears an interest rate of 18% and was due on February 28, 1999and was extended to May 30, 1999.

During the nine months ended March 31, 1999, the Company issued 2,518,000 restricted shares of common stock in a private placement, exempt from registration under federal and state securities laws. The net proceeds to the Company were approximately $2,734,991 (or approximately $1.09 per share). (See "Part II - Item 2 - "Changes in Securities").

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

ACQUISITIONS

In January 1999, the Company acquired two computer software programs from Millennium Software Inc., a Washington corporation ("Millennium"). In consideration for the purchase, the Company agreed to pay $150,000 cash in various installments. The Company also agreed to pay the 35,000 shares of the Company's common stock to Millennium contingent upon the completion of a milestone event by April 1, 1999.

CAPITAL EXPENDITURES

The Company has no current plans for material capital expenditures. Additions and replacements of furniture, fixtures and equipment will be generally funded through working capital, capital leases, loans from financing institutions, or other sources of equity funds. Borrowings to acquire capital equipment will generally be secured by the equipment being acquired.

Part II.  Other Information

Item 2.   Changes in Securities.

During the three-month period ended March 31, 1999, the Company issued 1,300,000 restricted shares of common stock in a private placement to certain accredited investors and sophisticated purchasers. The net proceeds to the Company were approximately $1,182,900 (or approximately $0.91 per share). The offer and sale of such shares was made without registration in reliance upon Regulation D and Regulation S, promulgated under the Securities Act of 1933, as amended.
Pursuant to a resolution adopted by the Company's board of directors on October 30, 1998, the Company issued 144,400 shares of common stock to the investors in this offering, without additional cash consideration.

Item 3    Defaults Upon Senior Securities

On September 22, 1998, the Company received a notice of default from PA&E, the company's largest shareholders, with respect to the PA&E Note. (See Note 2 to the Financial Statements contained in Part I - Item 1.) As of April, 30 1999, the Company was nine months past due on the interest payments due on the PA&E Note, in the aggregate amount of approximately $50,700. In addition, on September 22, 1998, the Company received a notice of default on its lease payments to PA&E, in the aggregate amount of approximately $91,345. As of January 31, 1999, the default amount on lease payments was approximately $195,300. The Company is continuing discussions with PA&E with respect to each of these defaults. (See Note 4 to the Financial Statements contained in Part I
- Item 1.)

As of May 3, 1999, the Company is in default on a $1,300,000 loan from a commercial lender that was due April 30, 1999. The Company is also past due on interest payments with respect to that loan for approximately $45,800. The loan
is guaranteed by PA&E.   As of May 3, 1999, the Company has not received a
formal notice of default or demand for payment from the bank. The Company is currently discussing the status of the loan and the default with the bank. (See
Note 4 to the Financial Statements contained in Part I - Item 1.)


Item 6    Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

     See Exhibit Table on page 20

(b) Reports on Form 8-K. During the quarter ended December 31, 1998, the Company filed the following current reports on Form 8-K: None

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 11 day             ORCA TECHNOLOGIES, INC.
of May, 1999


                                    /s/ Roger P. Vallo
                                    ------------------
                                    Roger P. Vallo, Chairman and President
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                                   EXHIBITS

Page           Exhibit Number       Exhibit Name
----           --------------       ------------

                   27.1             Financial Data Schedule